Form 10-Q
period 2021-03-31
Owl Rock Capital Corp III
filed 2021-05-07
CIK 1807427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021 the registrant had 19,888,995 shares of common stock, $0.01 par value per share, outstanding.

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

•

the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation III

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $514,883 and $424,543, respectively)	$519,355	$427,209
Cash	89,262	82,612
Interest receivable	2,234	2,191
Subscriptions receivable	—	3,409
Prepaid expenses and other assets	291	410
Total Assets	$611,142	$515,831
Liabilities
Debt (net of unamortized debt issuance costs of $3,237 and $3,563, respectively)	$311,707	$225,215
Distribution payable	6,647	2,098
Management fee payable	543	214
Payables to affiliates	348	739
Payable for investments purchased	1,803	—
Accrued expenses and other liabilities	1,029	1,111
Total Liabilities	322,077	229,377
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 19,888,995 and 19,858,463 shares issued and outstanding, respectively	199	199
Additional paid-in-capital	285,017	284,577
Total distributable earnings (losses)	3,849	1,678
Total Net Assets	289,065	286,454
Total Liabilities and Net Assets	$611,142	$515,831
Net Asset Value Per Share	$14.53	$14.42

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$8,975
PIK interest income	913
Other income	289
Total investment income from non-controlled, non-affiliated investments	10,177
Total Investment Income	10,177
Expenses
Interest expense	1,432
Management fee	543
Professional fees	511
Directors' fees	256
Other general and administrative	362
Total Expenses	3,104
Net Investment Income Before Taxes	7,073
Excise tax expense (benefit)	33
Net Investment Income After Taxes	$7,040
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	1,784
Translation of assets and liabilities in foreign currencies	(221)
Total Net Change in Unrealized Gain (Loss)	1,563
Net realized gain (loss):
Non-controlled, non-affiliated investments	22
Foreign currency transactions	193
Total Net Realized Gain (Loss)	215
Total Net Realized and Change in Unrealized Gain (Loss)	1,778
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,818
Earnings Per Share - Basic and Diluted	$0.44
Weighted Average Shares Outstanding - Basic and Diluted	19,879,496

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace and defense
Peraton Corp.(5)(7)(15)(16)	First lien senior secured loan	L + 3.75%	2/1/2028	$1,812	$1,803	$1,810	0.6%
				1,812	1,803	1,810	0.6%
Business services
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2026	36,995	36,462	36,626	12.7%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(61)	(43)	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(17)	Unsecured notes	0.48% PIK	12/14/2029	1,052	1,050	1,050	0.4%
				38,047	37,451	37,633	13.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(16)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,407	6,435	2.2%
Gaylord Chemical Company, L.L.C.(5)(7)(16)	First lien senior secured loan	L + 6.00%	3/30/2027	30,391	30,088	30,087	10.4%
Gaylord Chemical Company, L.L.C.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	-	(26)	(26)	—%
				36,891	36,469	36,496	12.6%
Consumer products
CD&R Smokey Buyer, Inc. (fka Radio Systems)(15)(16)	First lien senior secured notes	6.75%	7/15/2025	3,000	3,001	3,216	1.1%
Olaplex, Inc.(5)(6)(16)	First lien senior secured loan	L + 6.50%	1/8/2026	12,342	12,224	12,280	4.2%
				15,342	15,225	15,496	5.3%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(16)	First lien senior secured loan	L + 6.25%	11/22/2025	39,439	38,873	39,045	13.5%
Individual Foodservice Holdings, LLC(5)(8)(11)(13)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	281	238	251	0.1%
Individual Foodservice Holdings, LLC(5)(6)(11)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	444	409	419	0.1%
				40,164	39,520	39,715	13.7%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(5)(7)(16)	First lien senior secured loan	L + 6.50%	12/3/2027	17,832	17,575	17,743	6.1%
AxiomSL Group, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(30)	(11)	—%
Hg Genesis 8 Sumoco Limited(5)(9)(14)(16)	Unsecured facility	G + 7.50% PIK	8/28/2025	19,654	18,778	19,703	6.8%
Hg Saturn LuchaCo Limited(5)(9)(14)(16)	Unsecured facility	G + 7.50% PIK	3/30/2026	24,835	24,658	24,524	8.5%
				62,321	60,981	61,959	21.4%
Food and beverage
Nutraceutical International Corporation(5)(6)(16)	First lien senior secured loan	L + 7.00%	9/30/2026	11,691	11,527	11,635	4.0%
Nutraceutical International Corporation(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	-	(10)	(4)	—%
Shearer's Foods, LLC(5)(6)(16)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,714	29,925	10.4%
				41,691	41,231	41,556	14.4%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(5)(8)(16)	Second lien senior secured loan	L + 8.25%	11/30/2028	36,269	35,565	35,725	12.4%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(16)	First lien senior secured loan	L + 6.75%	1/31/2028	25,976	25,528	25,508	8.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(53)	(48)	—%
				62,245	61,040	61,185	21.2%
Healthcare providers and services
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)	First lien senior secured loan	L + 7.00%	10/27/2025	10,315	10,144	10,186	3.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	-	(17)	-	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(11)(16)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	898	872	878	0.3%
Refresh Parent Holdings, Inc.(5)(7)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	14,941	14,726	14,792	5.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Refresh Parent Holdings, Inc.(5)(7)(11)(13)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	2,673	2,601	2,646	0.9%
Refresh Parent Holdings, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	-	(26)	(18)	—%
				28,827	28,300	28,484	9.8%
Healthcare technology
RL Datix Holdings (USA), Inc.(5)(8)(14)(16)	First lien senior secured loan	L + 5.00%	4/28/2025	5,000	4,884	4,925	1.7%
RL Datix Holdings (USA), Inc.(5)(8)(14)(16)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,884	4,925	1.7%
				10,000	9,768	9,850	3.4%
Household products
Walker Edison Furniture Company LLC(5)(7)(16)	First lien senior secured loan	L + 5.75%	3/31/2027	25,000	24,625	24,625	8.5%
				25,000	24,625	24,625	8.5%
Human resource support services
The Ultimate Software Group, Inc.(5)(7)(16)	Second lien senior secured loan	L + 6.75%	5/3/2027	645	640	658	0.2%
				645	640	658	0.2%
Insurance
Asurion, LLC(5)(6)(15)(16)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	5,088	1.8%
Ardonagh Midco 2 Plc(14)(16)	Unsecured notes	11.50%	1/15/2027	213	211	229	0.1%
Ardonagh Midco 3 Plc(5)(9)(14)(16)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	2,103	1,830	2,103	0.7%
Ardonagh Midco 3 Plc(5)(10)(14)(16)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	228	212	228	0.1%
Ardonagh Midco 3 Plc(5)(9)(11)(13)(14)(16)	First lien senior secured delayed draw term loan	G + 7.71% (incl. 2.27% PIK)	7/14/2022	294	282	294	0.1%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(16)	First lien senior secured loan	L + 6.50%	3/31/2026	1,331	1,331	1,331	0.5%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(11)(13)(16)	First lien senior secured delayed draw term loan	L + 6.50%	4/30/2022	225	224	225	0.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan D	L + 6.25%	9/12/2022	-	(240)	—	—%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(11)(16)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	34	34	34	—%
				9,428	8,884	9,532	3.4%
Internet software and services
BCPE Nucleon (DE) SPV, LP(5)(8)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,425	39,600	13.7%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,400	8,440	2.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(10)	(5)	—%
Forescout Technologies, Inc.(5)(7)(16)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	21,835	21,502	21,671	7.5%
Forescout Technologies, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(35)	(17)	—%
Granicus, Inc.(5)(8)(16)	First lien senior secured loan	L + 6.50%	1/29/2027	10,596	10,346	10,358	3.6%
Granicus, Inc.(5)(11)(12)(13)(16)	First lien delayed draw term loan	L + 6.50%	1/30/2023	-	(48)	(45)	—%
Granicus, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	-	(28)	(27)	—%
				80,913	79,552	79,975	27.7%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(16)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,146	6,174	2.1%
Sonny's Enterprises LLC(5)(6)(16)	First lien senior secured loan	L + 7.00%	8/5/2026	45,851	45,015	45,851	15.9%
Sonny's Enterprises LLC(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	-	(69)	-	—%
				52,151	51,092	52,025	18.0%
Telecommunications
Park Place Technologies, LLC(5)(6)(16)	First lien senior secured loan	L + 5.00%	11/10/2027	7,500	7,212	7,275	2.5%
				7,500	7,212	7,275	2.5%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments				512,977	503,793	508,274	175.8%
Equity Investments
Business services
Hercules Buyer LLC (dba The Vincit Group)(16)(17)(18)(19)	Common Units	N/A	N/A	452	450	450	0.1%
					450	450	0.1%
Healthcare equipment and services
KPCI Holdings, LP(16)(18)(19)	LP Interest	N/A	N/A	4,701	4,701	4,701	1.6%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(18)	Class A Units	8.00% PIK	N/A	1,388	1,388	1,388	0.5%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(18)(19)	Class B Units	N/A	N/A	-	-	-	—%
					6,089	6,089	2.1%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(16)(18)	Senior Preferred Stock	13.00% PIK	N/A	381	3,851	3,842	1.3%
					3,851	3,842	1.3%
Insurance
PCF Holdco, LLC(11)(16)(18)(19)	Class A Units	N/A	N/A	-	-	-	—%
					-	-	—%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(16)(18)(19)	LP Interest	N/A	N/A	700	700	700	0.2%
					700	700	0.2%
Total non-controlled/non-affiliated portfolio company equity investments					11,090	11,081	3.7%
Total Investments					$514,883	$519,355	179.5%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

As of March 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $4.5 million based on a tax cost basis of $514.9 million. As of March 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $163.9 thousand and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $4.6 million.

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(9)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2021 was 0.11%.
(10)	The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2021 was (0.51)%.
(11)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2021, non-qualifying assets represented 9.3% of total assets as calculated in accordance with the regulatory requirements.

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
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. as of March 31, 2021, the aggregate fair value of these securities is $11.1 million or 3.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KPCI Holdings, LP	LP Interest	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	Janury 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	Janury 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
(19)	Investment is non-income producing.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Business services
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2026	$36,995	$36,443	$36,440	12.7%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(64)	(64)	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(17)	Unsecured notes	0.48% PIK	12/14/2029	1,052	1,050	1,050	0.4%
				38,047	37,429	37,426	13.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(16)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,405	6,403	2.2%
				6,500	6,405	6,403	2.2%
Consumer products
CD&R Smokey Buyer, Inc. (fka Radio Systems)(15)(16)	First lien senior secured notes	6.75%	7/15/2025	3,000	3,002	3,212	1.1%
Olaplex, Inc.(5)(6)(16)	First lien senior secured loan	L + 6.50%	1/8/2026	12,421	12,297	12,297	4.3%
				15,421	15,299	15,509	5.4%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(16)	First lien senior secured loan	L + 6.25%	11/22/2025	39,537	38,944	38,944	13.6%
Individual Foodservice Holdings, LLC(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	-	(44)	(44)	—%
Individual Foodservice Holdings, LLC(5)(8)(11)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	555	518	518	0.2%
				40,092	39,418	39,418	13.8%
Financial services
AxiomSL Group, Inc.(5)(6)(16)	First lien senior secured loan	L + 6.50%	12/3/2027	17,877	17,610	17,608	6.1%
AxiomSL Group, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(31)	(32)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Hg Genesis 8 Sumoco Limited(5)(9)(14)(16)	Unsecured facility	G + 7.5% (incl. 7.50% PIK)	8/28/2025	18,763	18,040	19,044	6.6%
				36,640	35,619	36,620	12.7%
Food and beverage
Nutraceutical International Corporation(5)(6)(16)	First lien senior secured loan	L + 7.00%	9/30/2026	10,221	10,072	10,118	3.5%
Nutraceutical International Corporation(5)(11)(16)	First lien senior secured delayed draw term loan	L + 7.00%	9/30/2026	1,544	1,522	1,529	0.5%
Nutraceutical International Corporation(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	-	(10)	(7)	—%
Shearer's Foods, LLC(5)(7)(16)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,707	29,850	10.4%
				41,765	41,291	41,490	14.4%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(5)(8)(16)	Second lien senior secured loan	L + 8.25%	11/30/2028	36,269	35,550	35,544	12.4%
				36,269	35,550	35,544	12.4%
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(5)(7)(16)	First lien senior secured loan	L + 7.00%	10/27/2025	10,341	10,162	10,156	3.5%
Barracuda Dental LLC (dba National Dentex)(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	-	(18)	(27)	—%
Barracuda Dental LLC (dba National Dentex)(5)(7)(11)(16)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	585	558	557	0.2%
Refresh Parent Holdings, Inc.(5)(7)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	14,979	14,756	14,754	5.2%
Refresh Parent Holdings, Inc.(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	-	(12)	(12)	—%
Refresh Parent Holdings, Inc.(5)(7)(11)(16)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	510	483	483	0.2%
				26,415	25,929	25,911	9.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Healthcare technology
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(6)(16)	First lien senior secured loan	L + 4.25%	2/9/2024	10,357	10,202	10,201	3.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(6)(16)	Second lien senior secured loan	L + 8.25%	2/9/2025	4,643	4,551	4,550	1.6%
RL Datix Holdings (USA), Inc.(5)(8)(14)(16)	First lien senior secured loan	L + 5.00%	4/28/2025	5,000	4,879	4,900	1.7%
RL Datix Holdings (USA), Inc.(5)(8)(14)(16)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,879	4,900	1.7%
				25,000	24,511	24,551	8.6%
Human resource support services
The Ultimate Software Group, Inc.(5)(7)(16)	Second lien senior secured loan	L + 6.75%	5/3/2027	645	639	658	0.2%
				645	639	658	0.2%
Insurance
Asurion, LLC(5)(6)(15)(16)	Second lien senior secured loan	L + 6.50%	8/4/2025	1,190	1,184	1,197	0.4%
Ardonagh Midco 2 Plc(14)(16)	Unsecured notes	12.75% PIK	1/15/2027	200	198	214	0.1%
Ardonagh Midco 3 Plc(5)(9)(14)(16)	First lien senior secured loan	G + 8.25% (incl. 2.81% PIK)	7/14/2026	2,060	1,804	2,060	0.7%
Ardonagh Midco 3 Plc(5)(10)(14)(16)	First lien senior secured loan	E + 8.25% (incl. 2.81% PIK)	7/14/2026	235	209	235	0.1%
Ardonagh Midco 3 Plc(5)(9)(11)(13)(14)(16)	First lien senior secured delayed draw term loan	G + 8.25% (incl. 2.81% PIK)	7/14/2022	73	59	73	—%
				3,758	3,454	3,779	1.3%
Internet software and services
BCPE Nucleon (DE) SPV, LP(5)(7)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	45,000	44,329	44,325	15.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,398	8,397	2.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(10)	(10)	—%
Forescout Technologies, Inc.(5)(7)(16)	First lien senior secured loan	L + 9.5% (incl. 9.50% PIK)	8/17/2026	21,328	20,985	21,062	7.4%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(37)	(29)	—%
Granicus, Inc.(5)(8)(16)	First lien senior secured loan	L + 7.00%	8/21/2026	17,870	17,444	18,050	6.3%
Granicus, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	-	(26)	-	—%
				92,680	91,083	91,795	32.1%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(16)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,143	6,143	2.1%
Sonny's Enterprises LLC(5)(6)(16)	First lien senior secured loan	L + 7.00%	8/5/2026	35,582	34,908	35,048	12.2%
Sonny's Enterprises LLC(5)(6)(16)	First lien senior secured delayed draw term loan	L + 7.00%	8/5/2026	10,385	10,188	10,229	3.6%
Sonny's Enterprises LLC(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	-	(72)	(59)	—%
				52,267	51,167	51,361	17.9%
Telecommunications
Park Place Technologies, LLC(5)(6)(16)	First lien senior secured loan	L + 5.00%	11/10/2027	7,500	7,204	7,200	2.5%
				7,500	7,204	7,200	2.5%
Total non-controlled/non-affiliated portfolio company debt investments				422,999	414,998	417,665	145.7%
Equity Investments
Business services
Hercules Buyer LLC (dba The Vincit Group)(16)(18)	LLC Interest	N/A	N/A	452	450	450	0.1%
					450	450	0.1%
Healthcare equipment and services
KPCI Holdings, LP(16)(18)	LP Interest	N/A	N/A	4,701	4,701	4,701	1.6%
					4,701	4,701	1.6%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(16)(18)	Senior Preferred Stock	N/A	N/A	381	3,694	3,693	1.3%
					3,694	3,693	1.3%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(16)(18)	LLC Interest	N/A	N/A	700	700	700	0.2%
					700	700	0.2%

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2020 was 0.03%.
(10)	The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2020 was (0.53%).
(11)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $9.5 million or 3.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Capital Corporation III

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$7,040
Net change in unrealized gain (loss)	1,563
Net realized gain (loss)	215
Net Increase in Net Assets Resulting from Operations	8,818
Distributions
Distributions declared from earnings	(6,647)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(6,647)
Capital Share Transactions
Reinvestment of distributions	440
Net Increase in Net Assets Resulting from Capital Share Transactions	440
Total Increase in Net Assets	2,611
Net Assets, at beginning of period	286,454
Net Assets, at end of period	$289,065

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,818
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(129,209)
Proceeds from investments and investment repayments, net	41,301
Net amortization of discount on investments	(966)
Payment-in-kind interest	(1,271)
Payment-in-kind dividends	(173)
Net change in unrealized (gain) loss on investments	(1,784)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	221
Net realized (gain) loss on investments	(22)
Amortization of debt issuance costs	337
Amortization of offering costs	125
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(43)
(Increase) decrease in prepaid expenses and other assets	—
Increase (decrease) in management fee payable	329
Increase (decrease) in payables to affiliates	(391)
Increase (decrease) in payables for investments purchased	1,803
Increase (decrease) in accrued expenses and other liabilities	(82)
Net cash used in operating activities	(81,007)
Cash Flows from Financing Activities
Borrowings on debt	219,927
Payments on debt	(134,000)
Debt issuance costs	(11)
Proceeds from issuance of common shares	3,409
Offering costs paid	(10)
Cash distributions paid to shareholders	(1,658)
Net cash provided by financing activities	87,657
Net increase (decrease) in cash	6,650
Cash, beginning of period	82,612
Cash, end of period	$89,262

Supplemental and Non-Cash Information
Interest expense paid	$925
Distributions declared during the period	$6,647
Reinvestment of distributions during the period	$440
Distribution payable	$6,647
Excise taxes paid	$8

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

On April 24, 2020, the Company formed a wholly-owned subsidiary, OR Lending III LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending III LLC intends to make loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

Owl Rock Diversified Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect subsidiary of Owl Rock Capital Partners, L.P. ("Owl Rock Capital Partners"). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company’s shareholders held on March 17, 2021, the Company’s shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

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

On June 17, 2020, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In June 2020, the Company made its first portfolio investment.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Credit Facility to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period beginning with commencement of operations and any additional expenses for other offerings from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below, the Administration Agreement, and subject to the consummation of the Transaction, the amended and restated administration agreement, will remain in effect until June 4, 2022 and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser. The Board has determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

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

For the three months ended March 31, 2021, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the amended and restated investment advisory agreement, will remain in effect until June 4, 2022 and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl. Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will result in a change in control of the Adviser, which will

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement.

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

The management fee is payable quarterly in arrears. Prior to an Exchange Listing, the management fee is payable at an annual rate of 0.50% of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters.

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

For the three months ended March 31, 2021, management fees were $543 thousand.

Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to an Exchange Listing. Following an Exchange Listing, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income will be calculated and payable quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and will equal 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the date on which an Exchange Listing, if any, becomes effective (the "Listing Date") to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the capital gains incentive fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the calendar quarter in which the Listing Date occurs; provided, however, that in no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.

There were no performance based incentive fees on net investment income for the three months ended March 31, 2021.

There were no capital gains based incentive fees for the three months ended March 31, 2021.

Dealer Manager Agreement; Placement Agent Agreement

On June 4, 2020, the Company and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, the Company has entered into a placement agent agreement (the

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

“Placement Agent Agreement”) with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities.

Owl Rock Securities, an affiliate of Owl Rock (as defined below), is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. Fees paid pursuant to these agreements will be paid by the Adviser.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted to Owl Rock Capital Advisors LLC (“ORCA”) and its affiliates to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with ORCA, Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and Owl Rock Core Income Corp., which are BDCs advised by ORCA, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and other funds managed by the Adviser or its affiliates (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$370,740	$373,838	$306,652	$308,112
Second-lien senior secured debt investments	88,356	88,930	89,058	89,245
Unsecured debt investments	44,697	45,506	19,288	20,308
Equity investments	11,090	11,081	9,545	9,544
Total Investments	$514,883	$519,355	$424,543	$427,209

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Aerospace and defense	0.3%	-%
Business services	7.3	8.9
Chemicals	7.1	1.5
Consumer products	3.0	3.6
Distribution	7.7	9.2
Financial services	11.9	8.6
Food and beverage	8.0	9.7
Healthcare equipment and services	13.0	8.3
Healthcare providers and services	6.2	8.0
Healthcare technology	1.9	5.7
Household products	4.7	-
Human resource support services	0.1	0.2
Insurance	1.8	0.9
Internet software and services	15.4	21.5
Manufacturing	10.2	12.2
Telecommunications	1.4	1.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
United States:
Midwest	10.0%	15.6%
Northeast	17.7	15.1
South	37.9	37.9
West	23.5	24.0
International	10.9	7.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2021 and December 31, 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Hierarchy as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$5,026	$368,812	$373,838
Second-lien senior secured debt investments	—	5,088	83,842	88,930
Unsecured debt investments	—	—	45,506	45,506
Equity investments	—	—	11,081	11,081
Total Investments at fair value	$—	$10,114	$509,241	$519,355

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$3,212	$304,900	$308,112
Second-lien senior secured debt investments	—	1,197	88,048	89,245
Unsecured debt investments	—	—	20,308	20,308
Equity investments	—	—	9,544	9,544
Total Investments at fair value	$—	$4,409	$422,800	$427,209

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021:

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$9,544	$422,800
Purchases of investments, net(1)	96,915	—	25,397	1,541	123,853
Proceeds from investments, net	(35,468)	(4,641)	—	—	(40,109)
Net change in unrealized gain (loss)	1,624	312	(211)	(8)	1,717
Net realized gains (losses)	22	—	—	—	22
Net amortization of discount on investments	819	123	12	4	958
Transfers into (out of) Level 3(2)	—	—	—	—	—
Fair value, end of period	$368,812	$83,842	$45,506	$11,081	$509,241

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021
First-lien senior secured debt investments	$2,255
Second-lien senior secured debt investments	311
Unsecured debt investments	(211)
Equity investments	(8)
Total Investments	$2,347

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$276,790	Yield Analysis	Market Yield	6.3% - 10.4% (8.5%)	Decrease
	92,022	Recent Transaction	Transaction Price	97.8% - 100.0% (98.7%)	Increase
Second-lien senior secured debt investments	$83,842	Yield Analysis	Market Yield	6.8% - 10.7% (10.0%)	Decrease
Unsecured debt investments(1)	$24,524	Recent Transaction	Transaction Price	98.8%	Increase
	19,703	Yield Analysis	Market Yield	6.5%	Decrease
	1,050	Market Approach	EBITDA Multiple	14.9x	Increase
Equity investments	$5,851	Market Approach	EBITDA Multiple	13.4x - 16.0x (15.6x)	Increase
	3,842	Yield Analysis	Market Yield	14.6%	Decrease
	1,388	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)	Excludes Level 3 investment with a fair value of $229 thousand, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$201,691	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	103,209	Yield Analysis	Market Yield	6.3% - 10.5% (9.1%)	Decrease
Second-lien senior secured debt investments	$52,640	Recent Transaction	Transaction Price	97.5% - 98.5% (98.0%)	Increase
	35,408	Yield Analysis	Market Yield	6.9% - 10.1% (9.4%)	Decrease
Unsecured debt investments	$1,050	Recent Transaction	Transaction Price	100.0%	Increase
	19,258	Yield Analysis	Market Yield	8.1% - 9.3% (8.1%)	Decrease
Equity investments	$9,544	Recent Transaction	Transaction Price	97.0% - 100.0% (99.0%)	Increase

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$311,707	$311,707	$225,215	$225,215
Total Debt	$311,707	$311,707	$225,215	$225,215

________________

(1)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.2 million.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Level 1	$—	$—
Level 2	—	—
Level 3	311,707	225,215
Total Debt	$311,707	$225,215

Financial Instruments Not Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 191% and 225%, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$314,944	$110,056	$311,707
Total Debt	$425,000	$314,944	$110,056	$311,707

________________

(1)	The amount available reflects any limitation related to the Subscription Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.2 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$228,778	$196,222	$225,215
Total Debt	$425,000	$228,778	$196,222	$225,215

________________

(1)	The amount available reflects any limitation related to the Subscription Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three months ended March 31, 2021, the components of interest expense were as follows:

For the Three Months Ended March 31,
($ in thousands)	2021
Interest expense	$1,095
Amortization of debt issuance costs	337
Total Interest Expense	$1,432
Average interest rate	2.6%
Average daily borrowings	$169,473

Description of Facilities

Subscription Credit Facility

On August 12, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative agent (the “Administrative Agent”), and State Street and PNC Bank, National Association (“PNC”), as lenders.

As of March 31, 2021, the maximum principal amount of the Subscription Credit Facility was $425 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The Subscription Credit Facility contains customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests in the Company by investors must comply with certain sections of the Subscription Credit Facility and the Company shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	$147	$365
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,123	2,123
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	5,073	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	663	976
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-
Granicus, Inc.	First lien delayed draw term loan	2,967	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	2,683	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,054	1,943
Nutraceutical International Corporation	First lien senior secured revolving loan	735	735
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan C	90	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan D	43,207	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	109	-
PCF Holdco, LLC	Class A Units	3,678	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	2,234	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,796	1,286
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Total Unfunded Portfolio Company Commitments		$85,557	$33,055

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of March 31, 2021, the Company had approximately $1.5 billion in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $44.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, the Company had approximately $1.4 billion in total Capital Commitment from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the three months ended March 31, 2021, the Company did not deliver any capital call notices to investors.

On April 30, 2021, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 10,183,299 shares of the company's common stock, par value $0.01 per share, expected to close on or about May 13, 2021 for an aggregate offering price of $150.0 million.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

On May 5, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2021, payable on or before August 13, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021:

($ in thousands, except per share amounts)	For the Three Months Ended March 31, 2021
Increase (decrease) in net assets resulting from operations	$8,818
Weighted average shares of common stock outstanding—basic and diluted	19,879,496
Earnings per common share—basic and diluted	$0.44

Note 10. Income Tax

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

For the three months ended March 31, 2021, the Company accrued U.S. federal excise tax of $33.0 thousand.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2021:

($ in thousands, except share and per share amounts)	For the Three Months Ended March 31, 2021
Per share data:
Net asset value, beginning of period	$14.42
Net investment income(1)	0.35
Net realized and unrealized gain (loss)(1)	0.09
Total from operations	0.44
Distributions declared from net investment income(2)	(0.33)
Total increase in net assets	0.11
Net asset value, end of period	$14.53
Shares outstanding, end of period	19,888,995
Total Return, based on net asset value(3)	3.1%
Ratios / Supplemental Data
Asset coverage ratio(4)	191.2%
Ratio of total expenses to average net assets(5)	4.4%
Ratio of net investment income to average net assets(5)	9.9%
Net assets, end of period	$289,065
Weighted-average shares outstanding	19,879,496
Total capital commitments, end of period	1,461,852
Ratio of total contributed capital to total committed capital, end of period	19.50%
Portfolio turnover rate	8.2%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using the actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. As a result, comparisons to prior period are not meaningful. We are managed by Owl Rock Diversified Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of eight directors, five of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of May 7, 2021, we had $1.5 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing)”; (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp., and other funds managed by the Adviser or its affiliates (together with the Company, the “Owl Rock Clients”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates, including the Owl Rock Clients, that could avail themselves of the exemptive relief.

On April 24, 2020, we formed a wholly-owned subsidiary, OR Lending III LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending III LLC intends to make loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

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

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, whether COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2021, our Adviser and its affiliates have originated $30.0 billion aggregate principal amount of investments, of which $28.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

As of March 31, 2021, our average debt investment size in each of our portfolio companies was approximately $17.5 million based on fair value. As of March 31, 2021, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 76.5% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $474 million and weighted average annual EBITDA of $108 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2021, 99.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facility bears interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Our portfolio activity will also reflect the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Consolidated Statement of Operations.

Expenses

Our primary operating expenses include the payment of the management fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee compensates our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments. The Adviser will not be entitled to an incentive fee prior to an Exchange Listing.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This means that generally, we may borrow $2 for investment purposes of every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.

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

Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 72.0% first lien senior secured debt investments (of which 51.2% we consider to be unitranche debt investments (including “last out” portions of such loans)), 17.1% second lien senior secured debt investments, 8.8% unsecured debt investments, and 2.1% equity investments.

As of March 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 8.2% and 8.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.3% and 8.4%, respectively.

As of March 31, 2021, we had investments in 29 portfolio companies with an aggregate fair value of $519.4 million.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended March 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31, 2021
New investment commitments
Gross originations	$183,304
Less: Sell downs	—
Total new investment commitments	$183,304
Principal amount of investments funded:
First-lien senior secured debt investments	$95,301
Second-lien senior secured debt investments	5,000
Unsecured debt investments	25,065
Equity investments	1,370
Total principal amount of investments funded	$126,736
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(33,272)
Second-lien senior secured debt investments	(5,910)
Unsecured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$(39,182)
Number of new investment commitments in new portfolio companies(1)	7
Average new investment commitment amount	$25,472
Weighted average term for new debt investment commitments (in years)	4.8
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.4%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien senior secured debt investments	370,740	373,838	(1)	306,652	308,112	(1)
Second-lien senior secured debt investments	88,356	88,930		89,058	89,245
Unsecured debt investments	44,697	45,506		19,288	20,308
Equity investments	11,090	11,081		9,545	9,544
Total Investments	$514,883	$519,355		$424,543	$427,209

________________

(1)	51.2% and 45.7% of which we consider unitranche loans as of March 31, 2021 and December 31, 2020, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Aerospace and defense	0.3%	-%
Business services	7.3	8.9
Chemicals	7.1	1.5
Consumer products	3.0	3.6
Distribution	7.7	9.2
Financial services	11.9	8.6
Food and beverage	8.0	9.7
Healthcare equipment and services	13.0	8.3
Healthcare providers and services	6.2	8.0
Healthcare technology	1.9	5.7
Household products	4.7	-
Human resource support services	0.1	0.2
Insurance	1.8	0.9
Internet software and services	15.4	21.5
Manufacturing	10.2	12.2
Telecommunications	1.4	1.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States:
Midwest	10.0%	15.6%
Northeast	17.7	15.1
South	37.9	37.9
West	23.5	24.0
International	10.9	7.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

The weighted average yields and interest rates of our investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of portfolio	8.2%	8.4%
Weighted average total yield of debt and income producing securities	8.3%	8.5%
Weighted average interest rate of debt securities	7.9%	8.0%
Weighted average spread over LIBOR of all floating rate investments	7.0%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%	$—	—%
2	519,355	100.0	427,209	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$519,355	100.0%	$427,209	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$503,793	100.0%	$414,998	100.0%
Non-accrual	—	—	—	—
Total	$503,793	100.0%	$414,998	100.0%

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

Results of Operations

We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. As a result, comparisons to prior period are not meaningful. The following table represents the operating results for the three months ended March 31, 2021:

($ in millions)	For the Three Months Ended March 31, 2021
Total Investment Income	$10.2
Less: Operating expenses	3.2
Net Investment Income (Loss) Before Taxes	7.0
Less: Income taxes (benefit), including excise taxes	-
Net Investment Income (Loss) After Taxes	$7.0
Net change in unrealized gain (loss)	1.6
Net realized gain (loss)	0.2
Net Increase (Decrease) in Net Assets Resulting from Operations	$8.8

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2021 was as follows:

For the Three Months Ended March 31,
($ in millions)	2021
Interest income (excluding PIK interest income)	$9.0
PIK interest income	0.9
Other income	0.3
Total investment income	$10.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Investment income for the three months ended March 31, 2021 was $10.2 million, substantially all of which consisted of interest from investments.

As we were in the development stage through June 30, 2020, no revenues were earned during periods prior to July 1, 2020.

Expenses

Expenses for the three months ended March 31, 2021 were as follows:

For the Three Months Ended March 31,
($ in millions)	2021
Interest expense	$1.4
Management fee	0.5
Professional fees	0.5
Directors' fees	0.3
Other general and administrative	0.4
Total operating expenses	$3.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2021

Expenses for the three months ended March 31, 2021 were $3.1 million, which consisted of $1.4 million in interest expense, $0.5 million in management fee, $0.5 million in professional fees, $0.3 million in directors’ fees and $0.4 million in other general and administrative expenses.

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

For the three months ended March 31, 2021, we accrued U.S. federal excise tax of $33.0 thousand.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021, net change in unrealized gains (losses) were comprised of the following:

For the Three Months Ended March 31,
($ in millions)	2021
Net change in unrealized gain (loss) on investments	$1.8
Net change in translation of assets and liabilities in foreign currencies	(0.2)
Net change in unrealized gain (loss)	$1.6

For the three months ended March 31, 2021

For the three months ended March 31, 2021, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of March 31, 2021, the fair value of our debt investments as a percentage of principal was 99.1%, as compared to 98.7% as of December 31, 2020.

Net Realized Gains (Losses)

We recognized a realized gain on a partially exited portfolio company of approximately $22.2 thousand and a realized gain on foreign currency transactions of approximately $0.2 million during the three months ended March 31, 2021.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facility or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021, our asset coverage ratio was 191%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2021, taken together with our uncalled Capital Commitments of $1.2 billion and available debt capacity of $110.1 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of March 31, 2021, we had $89.3 million in cash. During the three months ended March 31, 2021, we used $81.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $129.2 million, partially offset by sales and repayments of $41.3 million and other operating activity of $6.9 million. Lastly, cash provided by financing activities was $87.7 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $3.4 million and proceeds from net borrowings on our credit facility, net of debt issuance costs, of $86.0 million, partially offset by distributions paid of $1.7 million.

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

During the three months ended March 31, 2021, we did not deliver any capital call notices to investors.

On April 30, 2021, we delivered a capital drawdown notice to our investors relating to the sale of approximately 10,183,299 shares of the company's common stock, par value $0.01 per share, expected to close on or about May 13, 2021 for an aggregate offering price of $150.0 million.

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

On May 5, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2021, payable on or before August 13, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$314,944	$110,056	$311,707
Total Debt	$425,000	$314,944	$110,056	$311,707

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.2 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$228,778	$196,222	$225,215
Total Debt	$425,000	$228,778	$196,222	$225,215

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three months ended March 31, 2021, the components of interest expense were as follows:

For the Three Months Ended March 31,
($ in thousands)	2021
Interest expense	$1,095
Amortization of debt issuance costs	337
Total Interest Expense	$1,432
Average interest rate	2.6%
Average daily borrowings	$169,473

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
March 31, 2021 (unaudited)	$314.9	$1,912	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of March 31, 2021, the maximum principal amount of the Subscription Credit Facility was $425 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	$147	$365
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,123	2,123
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	5,073	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	663	976
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-
Granicus, Inc.	First lien delayed draw term loan	2,967	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	2,683	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,054	1,943
Nutraceutical International Corporation	First lien senior secured revolving loan	735	735
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan C	90	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan D	43,207	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	109	-
PCF Holdco, LLC	Class A Units	3,678	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	2,234	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,796	1,286
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Total Unfunded Portfolio Company Commitments		$85,557	$33,055

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

Investor Commitments

As of March 31, 2021, we had approximately $1.5 billion in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $44.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, we had approximately $1.4 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facility as of March 31, 2021 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$314.9	$—	$314.9	$—	$—
Total Contractual Obligations	$314.9	$—	$314.9	$—	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed the Owl Rock Advisers, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021, and in “ITEM 1A. RISK FACTORS.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2021, 99.1% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.90%.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$11,594	$9,448	$2,146
Up 200 basis points	$6,507	$6,299	$208
Up 100 basis points	$1,420	$3,149	$(1,729)
Up 50 basis points	$222	$1,575	$(1,353)
Down 25 basis points	$(67)	$(612)	$545
Down 50 basis points	$(67)	$(612)	$545

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 29, 2021, pursuant to our dividend reinvestment plan, we issued 30,532 shares of our common stock, at a price of $14.42 per share, to stockholders of record as of December 31, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

Owl Rock Capital Corporation III

Date: May 7, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: May 7, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer