Form 10-Q
period 2021-06-30
Owl Rock Capital Corp III
filed 2021-08-05
CIK 1807427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 5, 2021 the registrant had 38,636,525 shares of common stock, $0.01 par value per share, outstanding.

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Diversified Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation III

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $866,459 and $424,543, respectively)	$873,558	$427,209
Cash	42,029	82,612
Interest receivable	5,795	2,191
Subscriptions receivable	—	3,409
Prepaid expenses and other assets	442	410
Total Assets	$921,824	$515,831
Liabilities
Debt (net of unamortized debt issuance costs of $3,669 and $3,563, respectively)	$464,333	$225,215
Distribution payable	9,318	2,098
Management fee payable	782	214
Payables to affiliates	795	739
Subscriptions received in advance	1,302	—
Accrued expenses and other liabilities	1,351	1,111
Total Liabilities	477,881	229,377
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 30,161,949 and 19,858,463 shares issued and outstanding, respectively	302	199
Additional paid-in-capital	436,318	284,577
Total distributable earnings (losses)	7,323	1,678
Total Net Assets	443,943	286,454
Total Liabilities and Net Assets	$921,824	$515,831
Net Asset Value Per Share	$14.72	$14.42

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$12,346	$-	$21,321	$-
PIK interest income	1,511	-	2,424	-
Other income	782	-	1,070	-
Total investment income from non-controlled, non-affiliated investments	14,639	-	24,815	-
Total Investment Income	14,639	-	24,815	-
Expenses
Initial organization	-	684	-	684
Interest expense	2,594	-	4,026	-
Management fee	782	-	1,325	-
Professional fees	522	139	1,033	139
Directors' fees	311	56	568	56
Other general and administrative	399	158	760	158
Total Expenses	4,608	1,037	7,712	1,037
Net Investment Income (Loss) Before Taxes	10,031	(1,037)	17,103	(1,037)
Excise tax expense (benefit)	33	-	66	-
Net Investment Income (Loss) After Taxes	$9,998	$(1,037)	$17,037	$(1,037)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	2,581	109	4,365	109
Translation of assets and liabilities in foreign currencies	(12)	-	(233)	-
Total Net Change in Unrealized Gain (Loss)	2,569	109	4,132	109
Net realized gain (loss):
Non-controlled, non-affiliated investments	224	-	246	-
Foreign currency transactions	2	-	195	-
Total Net Realized Gain (Loss)	226	-	441	-
Total Net Realized and Change in Unrealized Gain (Loss)	2,795	109	4,573	109
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,793	$(928)	$21,610	$(928)
Earnings Per Share - Basic and Diluted	$0.50	$(23.79)	$0.95	$(23.79)
Weighted Average Shares Outstanding - Basic and Diluted	25,419,524	38,562	22,664,814	38,562

(1)	The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace and defense
Peraton Corp.(5)(6)(16)(17)	First lien senior secured loan	L + 3.75%	2/1/2028	$4,988	$4,963	$4,997	1.1%
Peraton Corp.(5)(6)(17)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,780	14,775	3.3%
				19,988	19,743	19,772	4.4%
Buildings and real estate
Dodge Data & Analytics LLC(5)(11)(17)	First lien senior secured loan	P + 6.50%	4/14/2026	6,478	6,353	6,349	1.4%
Dodge Data & Analytics LLC(5)(12)(13)(17)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(7)	(7)	—%
RealPage, Inc.(5)(6)(17)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,405	6,403	1.4%
				12,978	12,751	12,745	2.8%
Business services
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(17)	First lien senior secured loan	L + 6.50%	12/15/2026	36,903	36,390	36,626	8.3%
Hercules Borrower, LLC (dba The Vincit Group)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(59)	(32)	—%
Hercules Buyer, LLC (dba The Vincit Group)(17)(18)(21)	Unsecured notes	0.48% PIK	12/14/2029	1,052	1,050	1,052	0.2%
				37,955	37,381	37,646	8.5%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(17)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,409	6,468	1.5%
Gaylord Chemical Company, L.L.C.(5)(7)(17)	First lien senior secured loan	L + 6.00%	3/30/2027	30,315	30,023	30,011	6.8%
Gaylord Chemical Company, L.L.C.(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	-	(25)	(26)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(17)	First lien senior secured loan	L + 5.75%	4/22/2027	6,132	5,998	5,994	1.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(8)	(8)	—%
				42,947	42,397	42,439	9.7%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Consumer products
ConAir Holdings LLC(5)(7)(17)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,278	44,663	10.1%
Olaplex, Inc.(5)(6)(17)	First lien senior secured loan	L + 6.50%	1/8/2026	12,263	12,151	12,263	2.8%
				57,263	56,429	56,926	12.9%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(17)	First lien senior secured loan	L + 6.25%	11/21/2025	39,340	38,801	39,044	8.8%
Individual Foodservice Holdings, LLC(5)(8)(12)(14)(17)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	280	240	258	0.1%
Individual Foodservice Holdings, LLC(5)(6)(12)(17)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	222	189	203	—%
				39,842	39,230	39,505	8.9%
Education
Pluralsight, LLC(5)(8)(17)	First lien senior secured loan	L + 8.00%	4/6/2027	15,206	15,058	15,023	3.4%
Pluralsight, LLC(5)(12)(13)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(12)	(16)	—%
				15,206	15,046	15,007	3.4%
Financial services
AxiomSL Group, Inc.(5)(7)(17)	First lien senior secured loan	L + 6.50%	12/3/2027	17,788	17,538	17,698	4.0%
AxiomSL Group, Inc.(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(28)	(11)	—%
Hg Genesis 8 Sumoco Limited(5)(9)(15)(17)	Unsecured facility	G + 6.00% PIK	8/28/2025	19,679	18,796	20,023	4.5%
Hg Saturn LuchaCo Limited(5)(9)(15)(17)	Unsecured facility	G + 7.50% PIK	3/30/2026	24,866	24,673	25,053	5.6%
				62,333	60,979	62,763	14.1%
Food and beverage
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(17)	First lien senior secured loan	L + 5.75%	5/12/2027	35,676	35,240	35,230	7.9%
BP Veraison Buyer, LLC (dba Sun World)(5)(12)(13)(14)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	-	(18)	(19)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BP Veraison Buyer, LLC (dba Sun World)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	-	(54)	(56)	—%
Nutraceutical International Corporation(5)(6)(17)	First lien senior secured loan	L + 7.00%	9/30/2026	11,618	11,462	11,558	2.6%
Nutraceutical International Corporation(5)(12)(13)(17)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	-	(9)	(4)	—%
Par Technology Corporation(5)(6)(15)(17)	First lien senior secured loan	L + 4.75%	4/8/2025	11,600	11,380	11,368	2.6%
Shearer's Foods, LLC(5)(6)(17)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,721	30,000	6.8%
Sovos Brands Intermediate, Inc.(5)(7)(17)	Second lien senior secured loan	L + 8.00%	6/8/2029	12,000	11,881	11,880	2.7%
				100,894	99,603	99,957	22.6%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(5)(8)(17)	Second lien senior secured loan	L + 8.00%	11/30/2028	36,269	35,581	35,816	8.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(8)(17)	First lien senior secured loan	L + 6.75%	1/31/2028	25,911	25,479	25,521	5.7%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(50)	(40)	—%
				62,180	61,010	61,297	13.8%
Healthcare providers and services
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(17)	First lien senior secured loan	L + 7.00%	10/27/2025	16,907	16,647	16,738	3.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(12)(13)(14)(17)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	-	(3)	-	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(6)(12)(17)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	234	210	219	—%
Quva Pharma, Inc.(5)(8)(17)	First lien senior secured loan	L + 5.50%	4/12/2028	11,818	11,472	11,464	2.6%
Quva Pharma, Inc.(5)(12(13)(17)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	-	(34)	(35)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Refresh Parent Holdings, Inc.(5)(7)(17)	First lien senior secured loan	L + 6.50%	12/9/2026	14,904	14,697	14,754	3.3%
Refresh Parent Holdings, Inc.(5)(7)(12)(14)(17)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	3,526	3,457	3,477	0.8%
Refresh Parent Holdings, Inc.(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	-	(24)	(18)	—%
				47,389	46,422	46,599	10.5%
Healthcare technology
RL Datix Holdings (USA), Inc.(5)(8)(15)(17)	First lien senior secured loan	L + 5.00%	4/28/2025	5,000	4,888	4,925	1.1%
RL Datix Holdings (USA), Inc.(5)(8)(15)(17)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,888	4,925	1.1%
				10,000	9,776	9,850	2.2%
Household products
Walker Edison Furniture Company LLC(5)(8)(17)	First lien senior secured loan	L + 5.75%	3/31/2027	24,938	24,576	24,688	5.6%
				24,938	24,576	24,688	5.6%
Human resource support services
The Ultimate Software Group, Inc.(5)(7)(17)	Second lien senior secured loan	L + 6.75%	5/3/2027	645	640	658	0.1%
				645	640	658	0.1%
Insurance
Asurion, LLC(5)(6)(16)(17)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	5,036	1.1%
Ardonagh Midco 2 Plc(15)(17)(21)	Unsecured notes	12.75% PIK	1/15/2027	213	211	232	0.1%
Ardonagh Midco 3 Plc(5)(9)(15)(17)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	2,549	2,263	2,548	0.6%
Ardonagh Midco 3 Plc(5)(10)(15)(17)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	230	212	230	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(17)	First lien senior secured loan	L + 6.25%	4/28/2028	25,419	25,064	25,058	5.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(12)(13)(14)(17)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(9)	(9)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dbaSIAA)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(31)	(32)	—%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(17)	First lien senior secured loan	L + 6.50%	3/31/2026	1,642	1,640	1,641	0.4%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(12)(14)(17)	First lien senior secured delayed draw term loan	L + 6.25%	9/12/2022	16,436	16,024	16,436	3.7%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(12)(17)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	34	34	34	—%
				51,523	50,408	51,174	11.6%
Internet software and services
BCPE Nucleon (DE) SPV, LP(5)(8)(17)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,446	39,700	8.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(17)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,403	8,440	1.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(9)	(5)	—%
Forescout Technologies, Inc.(5)(7)(17)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	22,359	22,038	22,247	5.0%
Forescout Technologies, Inc.(5)(12)(13)(17)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(33)	(11)	—%
Granicus, Inc.(5)(8)(17)	First lien senior secured loan	L + 6.25%	1/29/2027	13,041	12,743	12,780	2.9%
Granicus, Inc.(5)(12)(13)(14)(17)	First lien senior secured delayed draw term loan	L + 6.25%	1/30/2023	-	(8)	(7)	—%
Granicus, Inc.(5)(12)(13)(14)(17)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	-	(25)	(25)	—%
Granicus, Inc.(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	-	(27)	(24)	—%
Hyland Software, Inc.(5)(6)(17)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,997	6,020	1.4%
MessageBird BidCo B.V.(5)(8)(15)(17)	First lien senior secured loan	L + 6.75%	5/6/2027	16,000	15,653	15,643	3.5%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(17)	First lien senior secured loan	L + 5.75%	6/30/2028	23,186	22,954	22,954	5.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(12)(14)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	-	-	-	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(12)(13)(17)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	-	(21)	(21)	—%
				129,068	127,111	127,691	28.8%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(17)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,149	6,206	1.4%
Sonny's Enterprises LLC(5)(7)(17)	First lien senior secured loan	L + 6.75%	8/5/2026	35,403	34,781	35,403	8.0%
Sonny's Enterprises LLC(5)(7)(12)(14)(17)	First lien senior secured delayed draw term loan	L + 6.75%	4/30/2022	11,553	11,336	11,553	2.6%
Sonny's Enterprises LLC(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	-	(65)	-	—%
				53,256	52,201	53,162	12.0%
Professional services
Relativity ODA LLC(5)(6)(17)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	14,912	14,694	14,689	3.3%
Relativity ODA LLC(5)(12)(13)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(22)	(22)	—%
				14,912	14,672	14,667	3.3%
Specialty retail
Milan Laser Holdings LLC(5)(7)(17)	First lien senior secured loan	L + 5.00%	4/27/2027	41,471	41,066	41,056	9.2%
Milan Laser Holdings LLC(5)(12)(13)(17)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	-	(34)	(35)	—%
				41,471	41,032	41,021	9.2%
Telecommunications
Park Place Technologies, LLC(5)(6)(17)	First lien senior secured loan	L + 5.00%	11/10/2027	7,481	7,203	7,350	1.7%
				7,481	7,203	7,350	1.7%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments				832,269	818,610	824,917	186.1%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(19)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	31,571	31,541	7.1%
					31,571	31,541	7.1%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(17)(19)(20)	Series A Preferred Stock	N/A	N/A	431,889	648	648	0.1%
					648	648	0.1%
Business services
Hercules Buyer LLC (dba The Vincit Group)(17)(18)(19)(20)	Common Units	N/A	N/A	452	450	452	—%
					450	452	—%
Consumer products
ASP Conair Holdings LP(17)(19)(20)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.3%
					1,286	1,286	0.3%
Healthcare equipment and services
KPCI Holdings, LP(17)(19)(20)	LP Interest	N/A	N/A	4,701	4,701	5,436	1.2%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(19)	Class A Units	8.00% PIK	N/A	1,370	1,416	1,416	0.3%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(19)(20)	Class B Units	N/A	N/A	18,864	-	-	—%
					6,117	6,852	1.5%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(17)(19)	Senior Preferred Stock	13.00% PIK	N/A	381	3,984	3,988	0.9%
					3,984	3,988	0.9%
Insurance
Evolution Parent, LP (dba SIAA)(17)(19)(20)	LP Interest	N/A	N/A	8,919	892	892	0.2%
PCF Holdco, LLC(12)(17)(19)(20)	Class A Units	N/A	N/A	-	3	-	—%
					895	892	0.2%
Internet and software services
Thunder Topco L.P. (dba Vector Solutions)(17)(19)(20)	Common Units	N/A	N/A	2,041,372	2,041	2,041	0.5%
MessageBird Holding B.V.(15)(17)(19)(20)	Warrants	N/A	N/A	2,554	157	157	—%
					2,198	2,198	0.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(17)(19)(20)	LP Interest	N/A	N/A	700	700	784	0.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					700	784	0.2%
Total non-controlled/non-affiliated portfolio company equity investments					47,849	48,641	10.8%
Total Investments					$866,459	$873,558	196.9%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

As of June 30, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $7.1 million based on a tax cost basis of $866.5 million. As of June 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $7.3 million.

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(9)	The interest rate on these loans is subject to 6 month GBPLIBOR, which as of June 30, 2021 was 0.11%.
(10)	The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2021 was (0.52)%.
(11)	The interest rate on this loan is subject to Prime, which as of June 30, 2021 was 3.25%.
(12)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(13)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(14)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(15)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2021, non-qualifying assets represented 9.2% of total assets as calculated in accordance with the regulatory requirements.

(16)	Level 2 investment.
(17)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(18)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(19)

Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. as of June 30, 2021, the aggregate fair value of these securities is $48.6 million or 10.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KPCI Holdings, LP	LP Interest	November 30, 2020
MessageBird Holding B.V.	Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P.	Common Units	June 30, 2021
(20)	Investment is non-income producing.
(21)	Loan contains a fixed-rate structure.

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

Owl Rock Capital Corporation III

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$9,998	$(1,037)	$17,037	$(1,037)
Net change in unrealized gain (loss)	2,569	109	4,132	109
Net realized gain (loss)	226	—	441	—
Net Increase (Decrease) in Net Assets Resulting from Operations	12,793	(928)	21,610	(928)
Distributions
Distributions declared from earnings	(9,318)	—	(15,965)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(9,318)	—	(15,965)	—
Capital Share Transactions
Issuance of common shares	150,000	15,001	150,000	15,001
Reinvestment of distributions	1,403	—	1,844	—
Net Increase in Net Assets Resulting from Capital Share Transactions	151,403	15,001	151,844	15,001
Total Increase in Net Assets	154,878	14,073	157,489	14,073
Net Assets, at beginning of period	289,065	-	286,454	-
Net Assets, at end of period	$443,943	$14,073	$443,943	$14,073

(1)	The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,610	$(928)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(488,743)	(6,456)
Proceeds from investments and investment repayments, net	51,085	—
Net amortization of discount on investments	(1,418)	—
Payment-in-kind interest	(1,912)	—
Payment-in-kind dividends	(682)	—
Net change in unrealized (gain) loss on investments	(4,365)	(109)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	233	(6)
Net realized (gain) loss on investments	(246)	—
Amortization of debt issuance costs	763	—
Amortization of offering costs	246	15
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,604)	—
(Increase) decrease in prepaid expenses and other assets	(240)	(152)
Increase (decrease) in management fee payable	568	—
Increase (decrease) in payables to affiliates	56	649
Increase (decrease) in payables for investments purchased	—	6,474
Increase (decrease) in accrued expenses and other liabilities	240	463
Net cash used in operating activities	(426,409)	(50)
Cash Flows from Financing Activities
Borrowings on debt	547,928	—
Payments on debt	(309,000)	—
Debt issuance costs	(869)	—
Proceeds from issuance of common shares	154,711	8,230
Offering costs paid	(43)	(204)
Cash distributions paid to shareholders	(6,901)	—
Net cash provided by financing activities	385,826	8,026
Net increase (decrease) in cash	(40,583)	7,976
Cash, beginning of period	82,612	—
Cash, end of period	$42,029	$7,976

Supplemental and Non-Cash Information
Interest expense paid	$2,834	$—
Distributions declared during the period	$15,965	$—
Reinvestment of distributions during the period	$1,844	$—
Distribution payable	$9,318	$—
Excise taxes paid	$8	$—
Subscriptions receivable	$—	$6,771
Subscriptions received in advance	$1,302	$—

(1)	The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

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

On April 24, 2020, the Company formed a wholly-owned subsidiary, OR Lending III LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending III LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

Owl Rock Diversified Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020 with the initial closing of its Private Offering. The Company’s fiscal year ends on December 31. The three and six months ended June 30, 2020 as presented in the consolidated financial statements represent the period June 5, 2020 (commencement of operations) through June 30, 2020.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, no investments are on non-accrual status.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.3 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2020, the Company incurred expenses of approximately $0.3 million and $0.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

For the three and six months ended June 30, 2021, management fees were $0.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2020, management fees were $224 and $224, respectively.

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

There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2021. There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2020.

There were no capital gains based incentive fees for the three and six months ended June 30, 2021. There were no capital gains based incentive fees for the three and six months ended June 30, 2020.

Dealer Manager Agreement; Placement Agent Agreement

On June 4, 2020, the Company and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Blue Owl Securities”), pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, the Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities.

Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. Fees paid pursuant to these agreements will be paid by the Adviser.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted to Owl Rock Capital Advisors LLC (“ORCA”) and its affiliates to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with ORCA, Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with ORCA, ORTA and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise “Owl Rock,” a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to the Company’s.

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$602,151	$605,707	$306,652	$308,112
Second-lien senior secured debt investments	171,729	172,850	89,058	89,245
Unsecured debt investments	44,730	46,360	19,288	20,308
Preferred equity investments(1)	36,203	36,177	3,694	3,693
Common equity investments(1)	11,646	12,464	5,851	5,851
Total Investments	$866,459	$873,558	$424,543	$427,209

________________

(1)	As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.3%	-%
Automotive	3.6	-
Buildings and real estate	1.5	-
Business services	4.4	8.9
Chemicals	4.9	1.5
Consumer products	6.7	3.6
Distribution	4.5	9.2
Education	1.7	-
Financial services	7.2	8.6
Food and beverage	11.4	9.7
Healthcare equipment and services	7.7	8.3
Healthcare providers and services	5.8	8.0
Healthcare technology	1.1	5.7
Household products	2.8	-
Human resource support services	0.1	0.2
Insurance	6.0	0.9
Internet software and services	14.9	21.5
Manufacturing	6.2	12.2
Professional services	1.7	-
Specialty retail	4.7	-
Telecommunications	0.8	1.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
United States:
Midwest	13.6%	15.6%
Northeast	24.6	15.1
South	30.0	37.9
West	23.3	24.0
International	8.5	7.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$4,997	$600,710	$605,707
Second-lien senior secured debt investments	—	5,036	167,814	172,850
Unsecured debt investments	—	—	46,360	46,360
Preferred equity investments	—	—	36,177	36,177
Common equity investments	—	—	12,464	12,464
Total Investments at fair value	$—	$10,033	$863,525	$873,558

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$3,212	$304,900	$308,112
Second-lien senior secured debt investments	—	1,197	88,048	89,245
Unsecured debt investments	—	—	20,308	20,308
Preferred equity investments(1)	—	—	3,693	3,693
Common equity investments(1)	—	—	5,851	5,851
Total Investments at fair value	$—	$4,409	$422,800	$427,209

________________

(1)	As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$368,812	$83,842	$45,506	$3,842	$7,239	$509,241
Purchases of investments, net	236,804	83,327	—	31,848	4,380	356,359
Payment-in-kind	640	—	—	482	28	1,150
Proceeds from investments, net	(6,550)	—	—	—	—	(6,550)
Net change in unrealized gain (loss)	655	599	821	(17)	815	2,873
Net amortization of discount on investments	349	46	33	22	2	452
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	333,186	83,327	24,658	31,847	5,750	478,768
Payment-in-kind	1,173	—	739	636	46	2,594
Proceeds from investments, net	(42,018)	(4,641)	—	—	—	(46,659)
Net change in unrealized gain (loss)	2,279	911	610	(25)	815	4,590
Net realized gains (losses)	22	—	—	—	—	22
Net amortization of discount on investments	1,168	169	45	26	2	1,410
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	1,998	198	2,196
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	6	—	6
Net realized gains (losses)	—	—	—
Net amortization of discount on investments	—	—	—
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$2,004	$198	$2,202

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	1,998	198	2,196
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	6	—	6
Net realized gains (losses)	—	—	—
Net amortization of discount on investments	—	—	—
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$2,004	$198	$2,202

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020
First-lien senior secured debt investments	$658	$6
Second-lien senior secured debt investments	599	—
Unsecured debt investments	818	—
Preferred equity investments	(17)	—
Common equity investments	815	—
Total Investments	$2,873	$6

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020
First-lien senior secured debt investments	$2,913	$6
Second-lien senior secured debt investments	910	—
Unsecured debt investments	607	—
Preferred equity investments	(25)	—
Common equity investments	815	—
Total Investments	$5,220	$6

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$396,142	Yield Analysis	Market Yield	6.4% - 10.3% (8.3%)	Decrease
	204,568	Recent Transaction	Transaction Price	97.0% - 99.0% (98.7%)	Increase
Second-lien senior secured debt investments(1)	$84,073	Yield Analysis	Market Yield	6.7% - 10.5% (9.7%)	Decrease
	77,721	Recent Transaction	Transaction Price	98.5% - 99.3% (99.0%)	Increase
Unsecured debt investments(2)	$45,076	Yield Analysis	Market Yield	6.6% - 8.8% (7.8%)	Decrease
	1,052	Market Approach	EBITDA Multiple	14.5x	Increase
Preferred equity investments	$32,189	Recent Transaction	Transaction Price	96.6% - 100.0% (96.6%)	Increase
	3,988	Yield Analysis	Market Yield	14.5%	Decrease
Common equity investments	$8,088	Market Approach	EBITDA Multiple	12.0x - 17.0x (15.6x)	Increase
	4,376	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)	Excludes Level 3 investment with a fair value of $6.0 million, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes Level 3 investment with a fair value of $232 thousand, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$201,691	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	103,209	Yield Analysis	Market Yield	6.3% - 10.5% (9.1%)	Decrease
Second-lien senior secured debt investments	$52,640	Recent Transaction	Transaction Price	97.5% - 98.5% (98.0%)	Increase
	35,408	Yield Analysis	Market Yield	6.9% - 10.1% (9.4%)	Decrease
Unsecured debt investments	$1,050	Recent Transaction	Transaction Price	100.0%	Increase
	19,258	Yield Analysis	Market Yield	8.1% - 9.3% (8.1%)	Decrease
Preferred equity investments(1)	$3,693	Recent Transaction	Transaction Price	97.0%	Increase
Common equity investments(1)	$5,851	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)	As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$464,333	$464,333	$225,215	$225,215
Total Debt	$464,333	$464,333	$225,215	$225,215

________________

(1)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.7 million.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Level 1	$—	$—
Level 2	—	—
Level 3	464,333	225,215
Total Debt	$464,333	$225,215

Financial Instruments Not Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 195% and 225%, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$550,000	$468,002	$81,998	$464,333
Total Debt	$550,000	$468,002	$81,998	$464,333

________________

(1)	The amount available reflects any limitation related to the Subscription Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.7 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$228,778	$196,222	$225,215
Total Debt	$425,000	$228,778	$196,222	$225,215

________________

(1)	The amount available reflects any limitation related to the Subscription Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$2,169	$—	$3,263	$—
Amortization of debt issuance costs	425	—	763	—
Total Interest Expense	$2,594	$—	$4,026	$—
Average interest rate	2.3%	0.0%	2.4%	0.0%
Average daily borrowings	$365,274	$-	$267,914	$-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The company entered into the Subscription Credit Facility subsequent to June 30, 2020, and therefore there was no interest expense for the three and six months ended June 30, 2020.

Description of Facilities

Subscription Credit Facility

On August 12, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative agent (the “Administrative Agent”), and State Street and PNC Bank, National Association (“PNC”), as lenders.

As of June 30, 2021, the maximum principal amount of the Subscription Credit Facility was $550 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
Ardonagh Midco 3 Plc	First lien senior secured delayed draw term loan	$-	$365
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,123	2,123
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	1,561	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,327	976
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-
Granicus, Inc.	First lien senior secured delayed draw term loan	3,064	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	2,683	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,276	1,943
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
Nutraceutical International Corporation	First lien senior secured revolving loan	735	735
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan	26,754	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	109	-
PCF Holdco, LLC	Class A Units	3,678	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,372	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,796	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	2,751	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
Total Unfunded Portfolio Company Commitments		$110,734	$33,055

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2021, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of June 30, 2021, the Company had approximately $1.5 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $38.7 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, the Company had approximately $1.4 billion in total Capital Commitment from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the six months ended June 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
Total		10,176,391	$150,000,000

On June 24, 2021, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 8,474,576 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about July 8, 2021, for an aggregate offering price of $125.0 million.

During the six months ended June 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	15,000,000
Total		1,000,000	$15,000,000

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2021:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The Board did not declare a distribution for the six months ended June 30, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$12,793	$(928)	$21,610	$(928)
Weighted average shares of common stock outstanding—basic and diluted	25,419,524	38,562	22,664,814	38,562
Earnings per common share—basic and diluted	$0.50	$(23.79)	$0.95	$(23.79)

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

For the three and six months ended June 30, 2021, the Company accrued U.S. federal excise tax of $33.1 thousand and $66.1 thousand, respectively. For the three and six months ended June 30, 2020, the Company did not accrue U.S. federal excise tax.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,	Period from June 5, 2020 to June 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.42	$-
Net investment income (loss)(1)	0.75	(26.59)
Net realized and unrealized gain (loss)(1)	0.19	25.66
Total from operations	0.94	(0.93)
Issuance of common stock	-	15.00
Distributions declared from net investment income(2)	(0.64)	-
Total increase in net assets	0.30	14.07
Net asset value, end of period	$14.72	$14.07
Shares outstanding, end of period	30,161,949	1,000,100
Total Return, based on net asset value(3)	6.5%	N.M.
Ratios / Supplemental Data
Asset coverage ratio(4)	194.8%	317.4%
Ratio of total expenses to average net assets(5)	4.6%	80.3%
Ratio of net investment income to average net assets(5)	10.1%	(80.3)%
Net assets, end of period	$443,943	$14,073
Weighted-average shares outstanding	22,664,814	38,562
Total capital commitments, end of period	1,531,676	546,629
Ratio of total contributed capital to total committed capital, end of period	28.40%	2.74%
Portfolio turnover rate	7.5%	—

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using the actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

N.M.  Not meaningful

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 29, 2021 (the “SPV Asset Facility Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility”), with ORCC III Financing, as borrower, the Company, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian.

From time to time, the Company expects to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing through its ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility is $300 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility for a period of up to one year after the SPV Asset Facility Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility will mature on July 29, 2024 (the “SPV Asset Facility Stated Maturity”). Prior to the SPV Asset Facility Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars bear interest at LIBOR plus a spread of 2.15%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.15%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.15%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.15%. From the SPV Asset Facility Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility will not be available to pay the debts of the Company.

Borrowings of ORCC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On August 3, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2021, payable on or before November 15, 2021.

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

We are managed by Owl Rock Diversified Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of six directors, five of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of August 5, 2021, we had $1.5 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing)”; (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.

Placement activities are conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example, the Company and the Adviser entered into a dealer manager agreement with Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments and the Company entered into a placement agent agreement with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Blue Owl consists of two divisions: Owl Rock, which focuses on direct lending and Dyal, which focuses on providing capital to institutional alternative asset managers. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA and ORTA, the “Owl Rock Advisers”), which are also investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

On April 24, 2020, we formed a wholly-owned subsidiary, OR Lending III LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending III LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2021, our Adviser and its affiliates have originated $34.8 billion aggregate principal amount of investments, of which $32.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of June 30, 2021, our average debt investment size in each of our portfolio companies was approximately $19.2 million based on fair value. As of June 30, 2021, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 76.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $514 million and weighted average annual EBITDA of $114 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2021, 99.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of June 30, 2021, based on fair value, our portfolio consisted of 69.3% first lien senior secured debt investments (of which 50.4% we consider to be unitranche debt investments (including “last out” portions of such loans)), 19.8% second lien senior secured debt investments, 5.4% unsecured debt investments, 4.1% preferred equity investments and 1.4% common equity investments.

As of June 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.0% and 8.1%, respectively.

As of June 30, 2021, we had investments in 44 portfolio companies with an aggregate fair value of $873.6 million.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities and an increased demand for large unitranche debt investments.

Our investment activity for the three months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June, 30
($ in thousands)	2021	2020
New investment commitments
Gross originations	$389,073	$6,947
Less: Sell downs	(4,125)	—
Total new investment commitments	$384,948	$6,947
Principal amount of investments funded:
First-lien senior secured debt investments	$212,532	$5,083
Second-lien senior secured debt investments	84,500	1,267
Unsecured debt investments	—	200
Preferred equity investments	32,956	—
Common equity investments	4,376	—
Total principal amount of investments funded	$334,364	$6,550
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(3,000)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(3,000)	$—
Number of new investment commitments in new portfolio companies(1)	16	3
Average new investment commitment amount	$22,320	$2,316
Weighted average term for new debt investment commitments (in years)	6.1	5.5
Percentage of new debt investment commitments at floating rates	100.0%	53.9%
Percentage of new debt investment commitments at fixed rates	0.0%	46.1%
Weighted average interest rate of new debt investment commitments(2)	7.1%	7.5%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.3%	7.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% and 0.30% as of June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien senior secured debt investments	602,151	605,707	(1)	306,652	308,112	(1)
Second-lien senior secured debt investments	171,729	172,850		89,058	89,245
Unsecured debt investments	44,730	46,360		19,288	20,308
Preferred equity investments(2)	36,203	36,177		3,694	3,693
Common equity investments(2)	11,646	12,464		5,851	5,851
Total Investments	$866,459	$873,558		$424,543	$427,209

________________

(1)	50.4% and 45.7% of which we consider unitranche loans as of June 30, 2021 and December 31, 2020, respectively.
(2)	As of December 31, 2021, Preferred and Common equity investments were presented in aggregate as Equity investments.

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.3%	-%
Automotive	3.6	-
Buildings and real estate	1.5	-
Business services	4.4	8.9
Chemicals	4.9	1.5
Consumer products	6.7	3.6
Distribution	4.5	9.2
Education	1.7	-
Financial services	7.2	8.6
Food and beverage	11.4	9.7
Healthcare equipment and services	7.7	8.3
Healthcare providers and services	5.8	8.0
Healthcare technology	1.1	5.7
Household products	2.8	-
Human resource support services	0.1	0.2
Insurance	6.0	0.9
Internet software and services	14.9	21.5
Manufacturing	6.2	12.2
Professional services	1.7	-
Specialty retail	4.7	-
Telecommunications	0.8	1.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States:
Midwest	13.6%	15.6%
Northeast	24.6	15.1
South	30.0	37.9
West	23.3	24.0
International	8.5	7.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

The weighted average yields and interest rates of our investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of portfolio	7.9%	8.4%
Weighted average total yield of debt and income producing securities	8.0%	8.5%
Weighted average interest rate of debt securities	7.6%	8.0%
Weighted average spread over LIBOR of all floating rate investments	6.7%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$12,263	1.4%	$—	—%
2	861,295	98.6	427,209	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$873,558	100.0%	$427,209	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$818,610	100.0%	$414,998	100.0%
Non-accrual	—	—	—	—
Total	$818,610	100.0%	$414,998	100.0%

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

Results of Operations

We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. The following table represents the operating results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Total Investment Income	$14.6	$-	$24.8	$-
Less: Operating expenses	4.6	1.0	7.7	1.0
Net Investment Income (Loss) Before Taxes	10.0	(1.0)	17.1	(1.0)
Less: Income taxes (benefit), including excise taxes	-	-	-	-
Net Investment Income (Loss) After Taxes	$10.0	$(1.0)	$17.1	$(1.0)
Net change in unrealized gain (loss)	2.6	0.1	4.1	0.1
Net realized gain (loss)	0.2	-	0.4	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$12.8	$(0.9)	$21.6	$(0.9)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on June 4, 2020 and commenced investing activities on June 17, 2020. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Interest income (excluding PIK interest income)	$12.3	$-	$21.3	$-
PIK interest income	1.5	-	2.4	-
Other income	0.8	-	1.1	-
Total investment income	$14.6	$-	$24.8	$-

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Investment income for the three and six months ended June 30, 2021 was $14.6 million and $24.8 million, respectively, substantially all of which consisted of interest from investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Payment-in-kind income represented approximately 14% of investment income for the three months ended June 30, 2021.

As we were in the development stage through June 30, 2020, no revenues were earned during periods prior to July 1, 2020.

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Initial organization	$-	$0.7	$-	$0.7
Interest expense	2.6	-	4.0	-
Management fee	0.8	-	1.3	-
Professional fees	0.5	0.1	1.0	0.1
Directors' fees	0.3	0.1	0.6	0.1
Other general and administrative	0.4	0.1	0.8	0.1
Total operating expenses	$4.6	$1.0	$7.7	$1.0

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended June 30, 2021 and 2020

Total expenses increased by $3.6 million for the three months ended June 30, 2021 due to an increase in management fees, interest expense and other expenses of $0.8 million, $2.6 million and $0.9 million, respectively, partially offset by initial organization expenses incurred during the three months ended June 30, 2020 of $0.7 million.

For the six months ended June 30, 2021 and 2020

Total expenses increased by $6.7 million for the six months ended June 30, 2021 due to an increase in management fees, interest expense and other expenses of $1.3 million, $4.0 million and $2.1 million, respectively, partially offset by initial organization expenses incurred during the six months ended June 30, 2020 of $0.7 million.

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

For the three and six months ended June 30, 2021, we accrued U.S. federal excise tax of $33.1 thousand and $66.1 thousand, respectively. For the three and six months ended June 30, 2020, we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2021 and 2020, net change in unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$2.6	$0.1	$4.4	$0.1
Net change in translation of assets and liabilities in foreign currencies	(0.0)	-	(0.3)	-
Net change in unrealized gain (loss)	$2.6	$0.1	$4.1	$0.1

For the three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2021. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 99.1%, as compared to 99.1% as of March 31, 2021.

For the six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 99.1%, as compared to 98.7% as of December 31, 2020.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investment	$0.2	$—	$0.2	$—
Net realized gain (loss) on foreign currency transactions	$—	$—	$0.2	$—
Net realized gain (loss)	$0.2	$—	$0.4	$—

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facility or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021, our asset coverage ratio was 195%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2021, taken together with our uncalled Capital Commitments of $1.1 billion and available debt capacity of $82.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of June 30, 2021, we had $42.0 million in cash. During the six months ended June 30, 2021, we used $426.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $488.7 million, partially offset by sales and repayments of $51.1 million and other operating activity of $11.2 million. Lastly, cash provided by financing activities was $385.8 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $154.7 million and proceeds from net borrowings on our credit facility, net of debt issuance costs, of $238.0 million, partially offset by distributions paid of $6.9 million.

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

During the six months ended June 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
Total		10,176,391	$150,000,000

On June 24, 2021, we delivered a capital drawdown notice to our investors relating to the sale of approximately 8,474,576 shares of our common stock, par value $0.01 per share, expected to close on or about July 8, 2021, for an aggregate offering price of $125.0 million.

During the six months ended June 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	15,000,000
Total		1,000,000	$15,000,000

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The Board did not declare a distribution for the six months ended June 30, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$550,000	$468,002	$81,998	$464,333
Total Debt	$550,000	$468,002	$81,998	$464,333

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.7 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$425,000	$228,778	$196,222	$225,215
Total Debt	$425,000	$228,778	$196,222	$225,215

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.
(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$2,169	$—	$3,263	$—
Amortization of debt issuance costs	425	—	763	—
Total Interest Expense	$2,594	$—	$4,026	$—
Average interest rate	2.3%	0.0%	2.4%	0.0%
Average daily borrowings	$365,274	$-	$267,914	$-

We entered into the Subscription Credit Facility subsequent to June 30, 2020, and therefore there was no interest expense for the three and six months ended June 30, 2020.

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
June 30, 2021 (unaudited)	$468.0	$1,948	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of June 30, 2021, the maximum principal amount of the Subscription Credit Facility was $550 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
Ardonagh Midco 3 Plc	First lien senior secured delayed draw term loan	$-	$365
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,123	2,123
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	1,561	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,327	976
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-
Granicus, Inc.	First lien senior secured delayed draw term loan	3,064	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	2,683	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,276	1,943
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
Nutraceutical International Corporation	First lien senior secured revolving loan	735	735
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured delayed draw term loan	26,754	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	109	-
PCF Holdco, LLC	Class A Units	3,678	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,372	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,796	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	2,751	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
Total Unfunded Portfolio Company Commitments		$110,734	$33,055

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of June 30, 2021, we had approximately $1.5 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $38.7 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, we had approximately $1.4 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facility as of June 30, 2021 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$468.0	$—	$468.0	$—	$—
Total Contractual Obligations	$468.0	$—	$468.0	$—	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Recent Developments

On July 29, 2021 (the “SPV Asset Facility Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility”), with ORCC III Financing, as borrower, us, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société

Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian.

From time to time, we expect to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing through our ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility is $300 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility for a period of up to one year after the SPV Asset Facility Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility will mature on July 29, 2024 (the “SPV Asset Facility Stated Maturity”). Prior to the SPV Asset Facility Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars bear interest at LIBOR plus a spread of 2.15%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.15%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.15%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.15%. From the SPV Asset Facility Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility will not be available to pay our debts.

Borrowings of ORCC III Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On August 3, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2021, payable on or before November 15, 2021.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of June 30, 2021, 99.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.88%.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18,759	$14,040	$4,719
Up 200 basis points	$10,449	$9,360	$1,089
Up 100 basis points	$2,139	$4,680	$(2,541)
Up 50 basis points	$292	$2,340	$(2,048)
Down 25 basis points	$(51)	$(682)	$631
Down 50 basis points	$(51)	$(682)	$631

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the funds managed by the Adviser or its affiliates comprising Owl Rock and the private funds managed by Dyal (collectively, the “Blue Owl Clients”), that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matter that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to an affiliate of our Adviser to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules.  The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

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

On May 14, 2021, pursuant to our dividend reinvestment plan, we issued 96,564 shares of our common stock, at a price of $14.53 per share, to stockholders of record as of March 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Investment Team and Investment Committee

The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the investment committee. The investment committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021, Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The investment committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the investment committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the members of the investment committee. Follow-on investments in existing portfolio companies may require the investment committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee.

Mr. Walwyn, 41, is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the investment committee of the Adviser and Owl Rock Capital Advisors LLC. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business and is a Chartered Financial Analyst.

Executive Officers

On August 3, 2021, the Board, appointed Bryan Cole to serve as the Company's Chief Operating Officer, effective September 1, 2021. The Board also appointed Alan Kirshenbaum, who currently serves as the Company's Chief Operating Officer, to serve as the Company's Executive Vice President, Matthew Swatt and Shari Withem to serve as the Company's Co-Chief Accounting Officers and Co-Treasurers, and Jonathan Lamm, to serve as a Vice President of the Company, each effective September 1, 2021.

Mr. Lamm, 47, is a Managing Director of Blue Owl and, effective September 1, 2021, he will also serve as the Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Corporation. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt, 33, is a Principal of Blue Owl and Co-Controller for each of the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp. (collectively, the “Owl Rock BDCs”) and, effective September 1, 2021, he will also serve as the Co-Treasurer for Owl Rock Capital Corporation. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services --Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem, 38, is a Principal of Blue Owl and serves as the Co-Controller for each of the Owl Rock BDCs and effective September 1, 2021, she will also serve as the Co-Treasurer for Owl Rock Capital Corporation. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of TPG Special Situation Partners, a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Biographical and other information about Messrs. Kirshenbaum and Cole can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 9, 2021 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on June 5, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on June 5, 2020).
10.1

Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation III and Owl Rock Diversified Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.7

Amended and Restated Administration Agreement between Owl Rock Capital Corporation III and Owl Rock Diversified Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Code of Ethics.

________________

*  Filed herein.

**Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation III

Date: August 5, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: August 5, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer