Form 10-Q
period 2021-09-30
Owl Rock Capital Corp III
filed 2021-11-04
CIK 1807427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 4, 2021 the registrant had 66,962,294 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation III

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,907,587 and $424,543, respectively)	$1,915,542	$427,209
Cash	158,502	82,612
Interest receivable	8,258	2,191
Subscriptions receivable	916	3,409
Prepaid expenses and other assets	360	410
Total Assets	$2,083,578	$515,831
Liabilities
Debt (net of unamortized debt issuance costs of $8,463 and $3,563, respectively)	$1,063,134	$225,215
Distribution payable	16,018	2,098
Management fee payable	1,347	214
Payables to affiliates	1,006	739
Accrued expenses and other liabilities	2,542	1,111
Total Liabilities	1,084,047	229,377
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 66,962,294 and 19,858,463 shares issued and outstanding, respectively	670	199
Additional paid-in-capital	987,862	284,577
Total distributable earnings (losses)	10,999	1,678
Total Net Assets	999,531	286,454
Total Liabilities and Net Assets	$2,083,578	$515,831
Net Asset Value Per Share	$14.93	$14.42

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$21,459	$827	$42,780	$827
PIK interest income	2,348	334	4,772	334
Other income	1,209	20	2,279	20
Total investment income from non-controlled, non-affiliated investments	25,016	1,181	49,831	1,181
Total Investment Income	25,016	1,181	49,831	1,181
Expenses
Initial organization	-	-	-	684
Interest expense	4,330	361	8,356	361
Management fee	1,347	34	2,672	34
Professional fees	625	338	1,658	477
Directors' fees	262	191	829	247
Other general and administrative	695	302	1,456	461
Total Expenses	7,259	1,226	14,971	2,264
Net Investment Income (Loss) Before Taxes	17,757	(45)	34,860	(1,083)
Excise tax expense (benefit)	57	-	123	-
Net Investment Income (Loss) After Taxes	$17,700	$(45)	$34,737	$(1,083)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	2,045	51	6,410	160
Translation of assets and liabilities in foreign currencies	(56)	83	(289)	83
Total Net Change in Unrealized Gain (Loss)	1,989	134	6,121	243
Net realized gain (loss):
Non-controlled, non-affiliated investments	11	-	257	-
Foreign currency transactions	(5)	29	190	29
Total Net Realized Gain (Loss)	6	29	447	29
Total Net Realized and Change in Unrealized Gain (Loss)	1,995	163	6,568	272
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,695	$118	$41,305	$(811)
Earnings Per Share - Basic and Diluted	$0.45	$0.03	$1.39	$(0.27)
Weighted Average Shares Outstanding - Basic and Diluted	43,582,571	3,804,888	29,714,021	2,975,019

(1)
The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(19)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,705	$82,687	8.3%
Global Music Rights, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(148)	(150)	—%
				84,375	82,557	82,537	8.3%
Aerospace and defense
Peraton Corp.(5)(6)(18)(19)	First lien senior secured loan	L + 3.75%	2/1/2028	4,975	4,952	4,975	0.5%
Peraton Corp.(5)(6)(19)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,786	14,888	1.5%
				19,975	19,738	19,863	2.0%
Buildings and real estate
Associations, Inc.(5)(7)(19)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	52,731	52,038	52,203	5.2%
Associations, Inc.(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	7/2/2022	928	831	866	0.1%
Associations, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	1/2/2023	—	(202)	(129)	—%
Associations, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	7/2/2023	—	(202)	(129)	—%
Associations, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	—	(68)	(53)	—%
Dodge Data & Analytics LLC(5)(7)(19)	First lien senior secured loan	L + 7.50%	4/14/2026	6,462	6,343	6,349	0.6%
Dodge Data & Analytics LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(7)	(7)	—%
RealPage, Inc.(5)(6)(19)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,407	6,630	0.7%
				66,621	65,140	65,730	6.6%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Business services
Denali Buyerco LLC (dba Summit Companies)(5)(7)(19)	First lien senior secured loan	L + 5.75%	9/15/2028	62,809	62,184	62,180	6.2%
Denali Buyerco LLC (dba Summit Companies)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	—	(113)	—	—%
Denali Buyerco LLC (dba Summit Companies)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(68)	(69)	—%
Diamondback Acquisition, Inc. (dba Sphera) (5)(7)(19)	First lien senior secured loan	L + 5.50%	9/13/2028	47,947	46,994	46,988	4.7%
Diamondback Acquisition, Inc. (dba Sphera) (5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(95)	(96)	—%
Gainsight, Inc. (dba Gainsight)(5)(8)(19)	First lien senior secured loan	L + 6.25%	7/30/2027	4,983	4,898	4,896	0.5%
Gainsight, Inc. (dba Gainsight)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(15)	(15)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(19)	First lien senior secured loan	L + 6.50%	12/15/2026	36,810	36,318	36,810	3.7%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(19)	First lien senior secured loan	L + 5.50%	12/15/2026	405	401	401	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	—	—	—	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(56)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(19)(20)(23)	Unsecured notes	0.48% PIK	12/14/2029	1,052	1,050	1,053	—%
				154,006	151,498	152,148	15.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(19)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,411	6,500	0.7%
Gaylord Chemical Company, L.L.C.(5)(7)(19)	First lien senior secured loan	L + 6.00%	3/30/2027	30,239	29,958	30,012	3.0%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Gaylord Chemical Company, L.L.C.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(23)	(20)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(19)	First lien senior secured loan	L + 5.75%	4/22/2027	6,117	5,987	5,994	0.6%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(8)	(7)	—%
				42,856	42,325	42,479	4.3%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(19)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,704	49,703	5.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	—	(51)	(52)	—%
Pregis Topco LLC(5)(7)(19)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	3.0%
Pregis Topco LLC(5)(7)(19)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.3%
				82,706	82,153	82,151	8.3%
Consumer products
ConAir Holdings LLC(5)(7)(19)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,295	44,775	4.5%
Olaplex, Inc.(5)(6)(19)	First lien senior secured loan	L + 6.25%	1/8/2026	12,184	12,078	12,184	1.2%
				57,184	56,373	56,959	5.7%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(19)	First lien senior secured loan	L + 6.25%	11/21/2025	39,241	38,730	39,044	3.9%
Individual Foodservice Holdings, LLC(5)(8)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	1,108	1,071	1,094	0.1%
Individual Foodservice Holdings, LLC(5)(6)(14)(19)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	111	81	99	—%
				40,460	39,882	40,237	4.0%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Education
Pluralsight, LLC(5)(8)(19)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,443	20,434	2.0%
Pluralsight, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(12)	(13)	—%
				20,641	20,431	20,421	2.0%
Financial services
AxiomSL Group, Inc.(5)(7)(19)	First lien senior secured loan	L + 6.00%	12/3/2027	46,104	45,587	45,753	4.6%
AxiomSL Group, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	—	—%
AxiomSL Group, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(45)	(30)	—%
Hg Genesis 8 Sumoco Limited(5)(10)(17)(19)	Unsecured facility	G + 6.00% PIK	8/28/2025	19,814	19,425	19,763	2.0%
Hg Saturn LuchaCo Limited(5)(11)(17)(19)	Unsecured facility	G + 7.50% PIK	3/30/2026	25,249	25,662	24,997	2.5%
Muine Gall, LLC(5)(8)(17)(19)(25)	First lien senior secured loan	L + 7.00% PIK	9/21/2024	80,000	80,000	80,000	8.0%
				171,167	170,620	170,483	17.1%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(8)(19)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,950	5,950	0.6%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(19)	First lien senior secured loan	L + 5.75%	5/12/2027	35,586	35,168	35,231	3.5%
BP Veraison Buyer, LLC (dba Sun World)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(17)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(52)	(45)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Nutraceutical International Corporation(5)(6)(19)	First lien senior secured loan	L + 7.00%	9/30/2026	11,544	11,395	11,428	1.1%
Nutraceutical International Corporation(5)(6)(14)(19)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	485	476	478	—%
Shearer's Foods, LLC(5)(7)(19)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,728	30,000	3.0%
Ultimate Baked Goods Midco, LLC(5)(6)(19)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,095	16,088	1.6%
Ultimate Baked Goods Midco, LLC(5)(6)(14)(19)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	325	276	275	—%
				100,440	99,019	99,405	9.8%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(5)(8)(19)	Second lien senior secured loan	L + 8.00%	11/30/2028	36,269	35,598	35,906	3.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(8)(19)	First lien senior secured loan	L + 6.75%	1/31/2028	25,846	25,430	25,522	2.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(48)	(33)	—%
				62,115	60,980	61,395	6.2%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(6)(19)	First lien senior secured loan	L + 9.50%	9/27/2028	26,145	25,623	25,622	2.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(19)	First lien senior secured loan	L + 7.00%	10/27/2025	11,817	11,641	11,728	1.2%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(14)(19)	First lien senior secured delayed draw term loan	L + 7.00%	10/27/2025	5,945	5,871	5,901	0.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(14)(19)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	390	356	379	—%
OB Hospitalist Group, Inc.(5)(6)(19)	First lien senior secured loan	L + 5.50%	9/27/2027	52,981	51,923	51,922	5.2%
OB Hospitalist Group, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(137)	(137)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Quva Pharma, Inc.(5)(7)(19)	First lien senior secured loan	L + 5.50%	4/12/2028	11,818	11,482	11,493	1.1%
Quva Pharma, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(32)	(33)	—%
Refresh Parent Holdings, Inc.(5)(7)(19)	First lien senior secured loan	L + 6.50%	12/9/2026	14,866	14,668	14,754	1.5%
Refresh Parent Holdings, Inc.(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	3,840	3,774	3,803	0.4%
Refresh Parent Holdings, Inc.(5)(14)(19)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	611	587	597	0.1%
				128,413	125,756	126,029	12.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(19)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,455	53,441	5.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(231)	(147)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(73)	(74)	—%
Datix Bidco Limited (dba RLDatix)(5)(9)(16)(17)(19)	First lien senior secured loan	G + 4.50%	1/25/2022	430	429	421	—%
Datix Bidco Limited (dba RLDatix)(5)(9)(16)(17)(19)	Second lien senior secured loan	G + 7.75%	1/25/2022	2,247	2,246	2,202	0.2%
Intelerad Medical Systems Incorporated(5)(7)(17)(19)	First lien senior secured loan	L + 6.25%	8/21/2026	42,802	42,262	42,695	4.3%
Intelerad Medical Systems Incorporated(5)(7)(14)(17)(19)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	338	338	334	—%
RL Datix Holdings (USA), Inc.(5)(8)(17)(19)	First lien senior secured loan	L + 4.50%	4/28/2025	5,000	4,895	4,900	0.5%
RL Datix Holdings (USA), Inc.(5)(8)(17)(19)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,893	4,900	0.5%
				110,127	108,214	108,672	10.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Household products
Walker Edison Furniture Company LLC(5)(8)(19)	First lien senior secured loan	L + 5.75%	3/31/2027	24,875	24,528	23,383	2.3%
				24,875	24,528	23,383	2.3%
Human resource support services
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(19)	First lien senior secured loan	L + 6.00%	9/22/2028	69,581	68,195	68,189	6.8%
IG Investments Holdings, LLC (dba Insight Global)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(108)	(108)	—%
				69,581	68,087	68,081	6.8%
Insurance
Alera Group, Inc.(5)(6)(19)	First lien senior secured loan	L + 5.50%	10/2/2028	70,090	68,514	68,513	6.9%
Alera Group, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	—	(224)	(249)	—%
Ardonagh Midco 2 Plc(17)(19)(23)	Unsecured notes	11.50%	1/15/2027	226	225	247	—%
Ardonagh Midco 3 Plc(5)(11)(17)(19)	First lien senior secured loan	G + 7.46% (incl. 2.20% PIK)	7/14/2026	2,512	2,292	2,513	0.3%
Ardonagh Midco 3 Plc(5)(12)(17)(19)	First lien senior secured loan	E + 7.46% (incl. 2.20% PIK)	7/14/2026	228	215	228	—%
Ardonagh Midco 3 Plc(5)(14)(16)(17)(19)	First lien senior secured delayed draw term loan	G + 6.00%	8/19/2023	—	—	(0)	—%
Ardonagh Midco 3 Plc(5)(14)(16)(17)(19)	First lien senior secured delayed draw term loan	L + 6.00%	8/19/2023	—	—	—	—%
Asurion, LLC(5)(6)(18)(19)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	4,982	0.5%
Asurion, LLC(5)(6)(18)(19)	Second lien senior secured loan	L + 5.25%	1/22/2029	20,000	19,804	19,895	2.0%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(19)	First lien senior secured loan	L + 6.25%	4/28/2028	25,419	25,074	25,101	2.5%
Evolution BuyerCo, Inc. (dba SIAA)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(9)	(2)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(30)	(28)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(19)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	7,863	7,709	7,706	0.8%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(19)	First lien senior secured loan	L + 6.50%	3/31/2026	1,637	1,635	1,653	0.2%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(19)	First lien senior secured loan	L + 6.25%	3/31/2026	43,082	42,406	43,513	4.4%
Peter C. Foy & Associates Insurance Services, LLC(5)(8)(14)(19)	First lien senior secured delayed draw term loan	L + 5.75%	1/20/2023	10,817	10,614	10,926	1.1%
Peter C. Foy & Associates Insurance Services, LLC(5)(14)(19)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	—	—	—	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(19)	First lien senior secured loan	L + 5.50%	8/26/2028	36,524	35,802	35,793	3.6%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(102)	(103)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(101)	(103)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(19)	First lien senior secured loan	L + 5.50%	7/23/2027	13,354	13,094	13,087	1.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	7/23/2023	—	(17)	(17)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(21)	(22)	—%
				236,752	231,880	233,633	23.6%
Internet software and services
BCPE Nucleon (DE) SPV, LP(5)(8)(19)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,467	39,800	4.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(19)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,406	8,440	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(14)(19)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	0.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
CivicPlus, LLC(5)(7)(19)	First lien senior secured loan	L + 6.25%	8/23/2027	9,387	9,294	9,293	0.9%
CivicPlus, LLC(5)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 6.25%	8/24/2023	—	—	—	—%
CivicPlus, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.25%	8/23/2027	—	(9)	(9)	—%
Forescout Technologies, Inc.(5)(7)(19)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	22,902	22,593	22,845	2.3%
Forescout Technologies, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(31)	(6)	—%
Govbrands Intermediate, Inc.(5)(7)(19)	First lien senior secured loan	L + 5.50%	8/4/2027	8,367	8,162	8,158	0.8%
Govbrands Intermediate, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	—	(33)	(34)	—%
Govbrands Intermediate, Inc.(5)(13)(14)(19)	First lien senior secured revolving loan	P + 4.50%	8/4/2027	294	272	272	—%
Granicus, Inc.(5)(7)(19)	First lien senior secured loan	L + 6.25%	1/29/2027	13,529	13,234	13,293	1.3%
Granicus, Inc.(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,535	1,497	1,501	0.2%
Granicus, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(26)	(21)	—%
Hyland Software, Inc.(5)(6)(19)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	6,053	0.6%
MessageBird BidCo B.V.(5)(7)(17)(19)	First lien senior secured loan	L + 6.75%	5/6/2027	16,000	15,665	15,680	1.6%
Proofpoint, Inc.(5)(7)(19)	Second lien senior secured loan	L + 6.25%	9/1/2029	7,500	7,463	7,463	0.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(8)(19)	First lien senior secured loan	L + 5.75%	6/30/2028	29,237	28,952	29,017	2.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(8)(19)	First lien senior secured loan	L + 5.75%	6/30/2028	7,043	6,973	6,990	0.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(21)	(16)	—%
				170,849	168,421	169,287	16.9%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(19)	First lien senior secured loan	L + 6.00%	8/5/2027	70,946	70,599	70,591	7.1%
Troon Golf, L.L.C.(5)(7)(14)(15)(19)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(26)	(27)	—%
				70,946	70,573	70,564	7.1%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(19)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,153	6,221	0.6%
MHE Intermediate Holdings, LLC(5)(7)(19)	First lien senior secured loan	L + 5.75%	7/21/2027	41,071	40,672	40,660	4.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	264	262	262	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(35)	(36)	—%
Sonny's Enterprises LLC(5)(6)(19)	First lien senior secured loan	L + 6.75%	8/5/2026	49,582	48,782	49,582	5.0%
Sonny's Enterprises LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(61)	—	—%
				97,217	95,773	96,689	9.7%
Professional services
Apex Group Treasury LLC(5)(7)(17)(19)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,951	4,950	0.5%
Apex Group Treasury LLC(5)(14)(16)(17)(19)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Relativity ODA LLC(5)(6)(19)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,246	15,035	15,056	1.5%
Relativity ODA LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(21)	(18)	—%
				20,246	19,965	19,988	2.0%
Specialty retail
Milan Laser Holdings LLC(5)(7)(19)	First lien senior secured loan	L + 5.00%	4/27/2027	41,367	40,978	41,057	4.1%
Milan Laser Holdings LLC(5)(14)(15)(19)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(32)	(26)	—%
				41,367	40,946	41,031	4.1%
Telecommunications
Park Place Technologies, LLC(5)(6)(18)(19)	First lien senior secured loan	L + 5.00%	11/10/2027	7,463	7,194	7,442	0.7%
				7,463	7,194	7,442	0.7%
Total non-controlled/non-affiliated portfolio company debt investments				1,880,382	1,852,053	1,858,607	179.0%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(19)(21)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,172	32,734	3.3%
					32,172	32,734	3.3%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(19)(21)(22)	Series A Preferred Stock	N/A	N/A	431,889	648	648	0.1%
					648	648	0.1%
Business services
Denali Holding, LP (dba Summit Companies)(19)(21)(22)	Class A Units	N/A	N/A	380,658	3,807	3,807	0.4%
Hercules Buyer LLC (dba The Vincit Group)(19)(20)(21)(22)	Common Units	N/A	N/A	452	450	452	—%
					4,257	4,259	0.4%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Consumer products
ASP Conair Holdings LP(19)(21)(22)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1%
					1,286	1,286	0.1%
Healthcare equipment and services
KPCI Holdings, LP(19)(21)(22)	LP Interest	N/A	N/A	4,701	4,701	5,436	0.5%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)	Class A Units	8.00% PIK	N/A	1,370	1,445	1,445	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(22)	Class B Units	N/A	N/A	18,864	—	—	—%
					6,146	6,881	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(19)(21)(22)	LP Interest	N/A	N/A	3,017	3,017	3,017	0.3%
Restore OMH Intermediate Holdings, Inc.(19)(21)	Senior Preferred Stock	13.00% PIK	N/A	381	4,120	4,138	0.4%
					7,137	7,155	0.7%
Insurance
Evolution Parent, LP (dba SIAA)(19)(21)(22)	LP Interest	N/A	N/A	8,919	892	892	0.1%
					892	892	0.1%
Internet software and services
Thunder Topco L.P. (dba Vector Solutions)(19)(21)(22)	Common Units	N/A	N/A	2,138,653	2,139	2,139	0.2%
MessageBird Holding B.V.(17)(19)(21)(22)	Extended Series C Warrants	N/A	N/A	2,554	157	157	—%
					2,296	2,296	0.2%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(19)(21)(22)	LP Interest	N/A	N/A	700	700	784	0.1%
					700	784	0.1%
Total non-controlled/non-affiliated portfolio company equity investments					55,534	56,935	5.6%
Total Investments					$1,907,587	$1,915,542	184.6%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, all investments are considered Level 3 investments.
(3)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
As of September 30, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $8.0 million based on a tax cost basis of $1.9 billion. As of September 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $2.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $10.0 million.
(5)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(9)
The interest rate on these loans is subject to 1 month GBPLIBOR, which as of September 30, 2021 was 0.05%.
(10)
The interest rate on these loans is subject to 3 month GBPLIBOR which as of September 30, 2021 was 0.08%.
(11)
The interest rate on these loans is subject to 6 month GBPLIBOR, which as of September 30, 2021 was 0.17%.
(12)
The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2021 was (0.53)%.
(13)
The interest rate on this loan is subject to Prime, which as of September 30, 2021 was 3.25%.
(14)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(15)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(16)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2021, non-qualifying assets represented 9.8% of total assets as calculated in accordance with the regulatory requirements.
(18)
Level 2 investment.
(19)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(20)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(21)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. as of September 30, 2021, the aggregate fair value of these securities is $56.9 million or 5.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, LP	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021

(22)
Investment is non-income producing.
(23)
Loan contains a fixed-rate structure.
(24)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facility. See Note 6 “Debt”.
(25)
Investment is not pledged as collateral for the credit facilities.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Business services
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2026	$36,995	$36,443	$36,440	12.7%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(64)	(64)	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(17)	Unsecured notes	0.48% PIK	12/14/2029	1,052	1,050	1,050	0.4%
				38,047	37,429	37,426	13.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(16)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,405	6,403	2.2%
				6,500	6,405	6,403	2.2%
Consumer products
CD&R Smokey Buyer, Inc. (fka Radio Systems)(15)(16)	First lien senior secured notes	6.75%	7/15/2025	3,000	3,002	3,212	1.1%
Olaplex, Inc.(5)(6)(16)	First lien senior secured loan	L + 6.50%	1/8/2026	12,421	12,297	12,297	4.3%
				15,421	15,299	15,509	5.4%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(16)	First lien senior secured loan	L + 6.25%	11/22/2025	39,537	38,944	38,944	13.6%
Individual Foodservice Holdings, LLC(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	—	(44)	(44)	—%
Individual Foodservice Holdings, LLC(5)(8)(11)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	555	518	518	0.2%
				40,092	39,418	39,418	13.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(5)(6)(16)	First lien senior secured loan	L + 6.50%	12/3/2027	17,877	17,610	17,608	6.1%
AxiomSL Group, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(31)	(32)	—%
Hg Genesis 8 Sumoco Limited(5)(9)(14)(16)	Unsecured facility	G + 7.5% (incl. 7.50% PIK)	8/28/2025	18,763	18,040	19,044	6.6%
				36,640	35,619	36,620	12.7%
Food and beverage
Nutraceutical International Corporation(5)(6)(16)	First lien senior secured loan	L + 7.00%	9/30/2026	10,221	10,072	10,118	3.5%
Nutraceutical International Corporation(5)(11)(16)	First lien senior secured delayed draw term loan	L + 7.00%	9/30/2026	1,544	1,522	1,529	0.5%
Nutraceutical International Corporation(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(10)	(7)	—%
Shearer's Foods, LLC(5)(7)(16)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,707	29,850	10.4%
				41,765	41,291	41,490	14.4%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(5)(8)(16)	Second lien senior secured loan	L + 8.25%	11/30/2028	36,269	35,550	35,544	12.4%
				36,269	35,550	35,544	12.4%
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(5)(7)(16)	First lien senior secured loan	L + 7.00%	10/27/2025	10,341	10,162	10,156	3.5%
Barracuda Dental LLC (dba National Dentex)(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	—	(18)	(27)	—%
Barracuda Dental LLC (dba National Dentex)(5)(7)(11)(16)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	585	558	557	0.2%
Refresh Parent Holdings, Inc.(5)(7)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	14,979	14,756	14,754	5.2%
Refresh Parent Holdings, Inc.(5)(11)(12)(13)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	—	(12)	(12)	—%

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

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Internet software and services
BCPE Nucleon (DE) SPV, LP(5)(7)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	45,000	44,329	44,325	15.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,398	8,397	2.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(10)	(10)	—%
Forescout Technologies, Inc.(5)(7)(16)	First lien senior secured loan	L + 9.5% (incl. 9.50% PIK)	8/17/2026	21,328	20,985	21,062	7.4%
Forescout Technologies, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(37)	(29)	—%
Granicus, Inc.(5)(8)(16)	First lien senior secured loan	L + 7.00%	8/21/2026	17,870	17,444	18,050	6.3%
Granicus, Inc.(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	—	(26)	—	—%
				92,680	91,083	91,795	32.1%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(16)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,143	6,143	2.1%
Sonny's Enterprises LLC(5)(6)(16)	First lien senior secured loan	L + 7.00%	8/5/2026	35,582	34,908	35,048	12.2%
Sonny's Enterprises LLC(5)(6)(16)	First lien senior secured delayed draw term loan	L + 7.00%	8/5/2026	10,385	10,188	10,229	3.6%
Sonny's Enterprises LLC(5)(11)(12)(16)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(72)	(59)	—%
				52,267	51,167	51,361	17.9%
Telecommunications
Park Place Technologies, LLC(5)(6)(16)	First lien senior secured loan	L + 5.00%	11/10/2027	7,500	7,204	7,200	2.5%
				7,500	7,204	7,200	2.5%
Total non-controlled/non-affiliated portfolio company debt investments				422,999	414,998	417,665	145.7%

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

Owl Rock Capital Corporation III

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$17,700	$(45)	$34,737	$(1,083)
Net change in unrealized gain (loss)	1,989	134	6,121	243
Net realized gain (loss)	6	29	447	29
Net Increase (Decrease) in Net Assets Resulting from Operations	19,695	118	41,305	(811)
Distributions
Distributions declared from earnings	(16,018)	—	(31,984)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(16,018)	—	(31,984)	—
Capital Share Transactions
Issuance of common shares	550,000	95,000	700,000	110,002
Reinvestment of distributions	1,911	—	3,756	—
Net Increase in Net Assets Resulting from Capital Share Transactions	551,911	95,000	703,756	110,002
Total Increase in Net Assets	555,588	95,118	713,077	109,191
Net Assets, at beginning of period	443,943	14,073	286,454	-
Net Assets, at end of period	$999,531	$109,191	$999,531	$109,191

(1)
The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,305	$(811)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,558,503)	(135,770)
Proceeds from investments and investment repayments, net	84,030	—
Net amortization of discount on investments	(2,468)	(40)
Payment-in-kind interest	(4,431)	—
Payment-in-kind dividends	(1,415)	—
Net change in unrealized (gain) loss on investments	(6,410)	(160)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	289	(83)
Net realized (gain) loss on investments	(257)	—
Amortization of debt issuance costs	1,331	147
Amortization of offering costs	300	94
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,067)	(867)
(Increase) decrease in prepaid expenses and other assets	(204)	(177)
Increase (decrease) in management fee payable	1,133	34
Increase (decrease) in payables to affiliates	267	419
Increase (decrease) in payables for investments purchased	—	1,184
Increase (decrease) in accrued expenses and other liabilities	1,431	918
Net cash used in operating activities	(1,449,669)	(135,112)
Cash Flows from Financing Activities
Borrowings on debt	1,762,656	169,174
Payments on debt	(919,000)	—
Debt issuance costs	(6,231)	(3,616)
Proceeds from issuance of common shares	702,493	86,034
Offering costs paid	(51)	(369)
Cash distributions paid to shareholders	(14,308)	—
Net cash provided by financing activities	1,525,559	251,223
Net increase (decrease) in cash	75,890	116,111
Cash, beginning of period	82,612	—
Cash, end of period	$158,502	$116,111

Supplemental and Non-Cash Information
Interest expense paid	$5,437	$—
Distributions declared during the period	$31,984	$—
Reinvestment of distributions during the period	$3,756	$—
Distribution payable	$16,018	$—
Excise taxes paid	$8	$—
Subscriptions receivable	$916	$23,968

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020 with the initial closing of its Private Offering. The Company’s fiscal year ends on December 31. The three and nine months ended September 30, 2020 as presented in the consolidated financial statements represent the period June 5, 2020 (commencement of operations) through September 30, 2020.

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Subscription Credit Facility or Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code for the taxable year ending December 31, 2020. So long as the Company maintains its tax treatment as a RIC, it generally will

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.3 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred expenses of approximately $0.2 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2021, management fees were $1.3 million and $2.7 million, respectively. For the three and nine months ended September 30, 2020, management fees were $33.6 thousand and $33.8 thousand, respectively.

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

There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2021. There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2020.

There were no capital gains based incentive fees for the three and nine months ended September 30, 2021. There were no capital gains based incentive fees for the three and nine months ended September 30, 2020.

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,573,508	$1,578,732	$306,652	$308,112
Second-lien senior secured debt investments	232,183	233,815	89,058	89,245
Unsecured debt investments	46,362	46,060	19,288	20,308
Preferred equity investments(1)	36,940	37,520	3,694	3,693
Common equity investments(1)	18,594	19,415	5,851	5,851
Total Investments	$1,907,587	$1,915,542	$424,543	$427,209

________________

(1)
As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Advertising and media	4.3%	-%
Aerospace and defense	1.0	-
Automotive	1.7	-
Buildings and real estate	3.5	-
Business services	8.2	8.9
Chemicals	2.2	1.5
Consumer products	3.0	3.6
Containers and packaging	4.3	-
Distribution	2.1	9.2
Education	1.1	-
Financial services	8.9	8.6
Food and beverage	5.2	9.7
Healthcare equipment and services	3.6	8.3
Healthcare providers and services	7.0	8.0
Healthcare technology	5.6	5.7
Household products	1.2	-
Human resource support services	3.6	0.2
Insurance	12.2	0.9
Internet software and services	9.0	21.5
Leisure and entertainment	3.7	-
Manufacturing	5.1	12.2
Professional services	1.0	-
Specialty retail	2.1	-
Telecommunications	0.4	1.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
United States:
Midwest	26.3%	15.6%
Northeast	13.3	15.1
South	32.7	37.9
West	21.3	24.0
International	6.4	7.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

Note 5. Fair Value of Investments

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$12,417	$1,566,315	$1,578,732
Second-lien senior secured debt investments	—	24,877	208,938	233,815
Unsecured debt investments	—	—	46,060	46,060
Preferred equity investments	—	—	37,520	37,520
Common equity investments	—	—	19,415	19,415
Total Investments at fair value	$—	$37,294	$1,878,248	$1,915,542

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$3,212	$304,900	$308,112
Second-lien senior secured debt investments	—	1,197	88,048	89,245
Unsecured debt investments	—	—	20,308	20,308
Preferred equity investments(1)	—	—	3,693	3,693
Common equity investments(1)	—	—	5,851	5,851
Total Investments at fair value	$—	$4,409	$422,800	$427,209

________________

(1)
As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525
Purchases of investments, net	989,934	53,109	1	1	6,923	1,049,967
Payment-in-kind	905	—	1,614	704	28	3,252
Proceeds from investments, net	(20,259)	(12,655)	—	—	—	(32,914)
Net realized gains (losses)	—	15	—	—	(4)	11
Net change in unrealized gain (loss)	1,581	474	(1,932)	606	4	733
Net amortization of discount on investments	794	181	17	32	—	1,024
Transfers into (out of) Level 3(1)	(7,350)	—	—	—	—	(7,350)
Fair value, end of period	$1,566,315	$208,938	$46,060	$37,520	$19,415	$1,878,248

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	1,323,120	136,436	24,659	31,848	12,672	1,528,735
Payment-in-kind	2,078	—	2,353	1,340	75	5,846
Proceeds from investments, net	(62,258)	(17,296)	—	—	—	(79,554)
Net change in unrealized gain (loss)	3,709	1,385	(1,322)	581	819	5,172
Net realized gains (losses)	22	15	—	—	(4)	33
Net amortization of discount on investments	1,944	350	62	58	2	2,416
Transfers into (out of) Level 3(1)	(7,200)	—	—	—	—	(7,200)
Fair value, end of period	$1,566,315	$208,938	$46,060	$37,520	$19,415	$1,878,248

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020
First-lien senior secured debt investments	$1,579	$80
Second-lien senior secured debt investments	491	12
Unsecured debt investments	(1,932)	(545)
Preferred equity investments	606	—
Common equity investments	—	—
Total Investments	$744	$(453)

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020
First-lien senior secured debt investments	$4,343	$86
Second-lien senior secured debt investments	1,403	12
Unsecured debt investments	(1,325)	(545)
Preferred equity investments	581	—
Common equity investments	819	—
Total Investments	$5,821	$(447)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$674,822	Yield Analysis	Market Yield	6.6% - 10.1% (8.2%)	Decrease
	891,493	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments(1)	$175,690	Yield Analysis	Market Yield	7.6% - 10.5% (9.1%)	Decrease
	20,565	Recent Transaction	Transaction Price	98.0% - 99.5% (99.1%)	Increase
Unsecured debt investments(2)	$44,760	Yield Analysis	Market Yield	6.9% - 9.0% (8.1%)	Decrease
	1,053	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$36,872	Yield Analysis	Market Yield	11.4% - 14.4% (11.8%)	Decrease
	648	Market Approach	EBITDA Multiple	8.9x	Increase
Common equity investments	$12,434	Market Approach	EBITDA Multiple	7.6x - 25.3x (16.3x)	Increase
	157	Market Approach	Transaction Price	$208.84	Increase
	6,824	Recent Transaction	Transaction Price	100.0%	Increase
________________

(1)
Excludes Level 3 investments with a fair value of $12.7 million, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 investment with a fair value of $247 thousand, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$355,646	$355,646	$225,215	$225,215
Revolving Credit Facility	368,828	368,828	—	—
SPV Asset Facility	298,660	298,660	—	—
Promissory Note	40,000	40,000	—	—
Total Debt	$1,063,134	$1,063,134	$225,215	$225,215

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

________________

(1)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility are presented net of deferred financing costs of $3.3 million, $1.3 million, and $3.9 million respectively.
(2)
The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Level 1	$—	$—
Level 2	—	—
Level 3	1,063,134	225,215
Total Debt	$1,063,134	$225,215

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage was 193% and 225%, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$550,000	$358,900	$18,892	$355,646
Revolving Credit Facility(3)	375,000	372,697	2,303	368,828
SPV Asset Facility	300,000	300,000	-	298,660
Promissory Note	250,000	40,000	210,000	40,000
Total Debt	$1,475,000	$1,071,597	$231,195	$1,063,134

________________

(1)
The amount available reflects any limitations related to each credit facility's borrowing base.
(2)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility are presented net of deferred financing costs of $3.3 million, $1.3 million and $3.9 million respectively.
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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$3,761	$214	$7,025	$214
Amortization of debt issuance costs	569	147	1,331	147
Total Interest Expense	$4,330	$361	$8,356	$361
Average interest rate	2.3%	5.9%	2.4%	5.9%
Average daily borrowings	$635,647	$26,824	$391,839	$26,824

Description of Facilities

Revolving Credit Facility

On September 10, 2021, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility became effective on September 13, 2021. The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A. and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Book Runners.

The Revolving Credit Facility is guaranteed by OR Lending III LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $375 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on September 9, 2025 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 9, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Subscription Credit Facility

On August 12, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative agent (the “Administrative Agent”), and State Street and PNC Bank, National Association (“PNC”), as lenders.

As of September 30, 2021, the maximum principal amount of the Subscription Credit Facility was $550 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

SPV Asset Facility

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

The SPV Asset Facility provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility for a period of up to one year after the SPV Asset Facility Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility (the “SPV Asset Facility Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility will mature on July 29, 2024 (the “SPV Asset Facility Stated Maturity”). Prior to the SPV Asset Facility Stated

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars bear interest at LIBOR plus a spread of 2.15%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.15%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.15%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.15%. From the SPV Asset Facility Closing Date to the SPV Asset Facility Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility will not be available to pay the debts of the Company.

Borrowings of ORCC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Promissory Note

On September 13, 2021, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Note”) to borrow up to an aggregate of $250 million from Feeder FIC. The Company may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.

The interest rate on amounts borrowed pursuant to the Promissory Note may be based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the credit agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of any Promissory Note and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Alera Group, Inc.	First lien senior secured delayed draw term loan	$19,912	$-
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,618	-
Ardonagh Midco 3 Plc	First lien senior secured delayed draw term loan	-	365
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	236	-
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	576	-
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	-
Associations, Inc.	First lien senior secured delayed draw term loan	5,257	-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Associations, Inc.	First lien senior secured delayed draw term loan	12,885	-
Associations, Inc.	First lien senior secured delayed draw term loan	12,885	-
Associations, Inc.	First lien senior secured revolving loan	5,315	-
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	2,123
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	-
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,868	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	-
CivicPlus, LLC	First lien senior secured revolving loan	880	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	22,840	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	6,852	-
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gainsight, Inc. (dba Gainsight)	First lien senior secured revolving loan	872	-
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	-
Govbrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	-
Govbrands Intermediate, Inc.	First lien senior secured revolving loan	587	-
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	3,693	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	-
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	1,854	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,387	1,943
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	1,360	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	5,093	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,171	976
Nutraceutical International Corporation	First lien senior secured revolving loan	250	735
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	4,630	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	143	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,049	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,185	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured delayed draw term loan	1,734	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured revolving loan	1,096	-
Total Unfunded Portfolio Company Commitments		$292,197	$33,055

As of September 30, 2021, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of September 30, 2021, the Company had approximately $1.6 billion in total Capital Commitments from investors (approximately $0.6 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $16.7 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

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

Other Commitments and Contingencies

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the nine months ended September 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	$150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
Total		46,846,816	$700,000,000

During the nine months ended September 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	$15,000,000
July 13, 2020	July 24, 2020	2,473,171	35,000,000
July 31, 2020	August 13, 2020	1,769,199	25,000,000
September 17, 2020	September 30, 2020	2,470,106	35,000,000
Total		7,712,476	$110,000,000

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The Board did not declare a distribution for the nine months ended September 30, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$19,695	$118	$41,305	$(811)
Weighted average shares of common stock outstanding—basic and diluted	43,582,571	3,804,888	29,714,021	2,975,019
Earnings per common share—basic and diluted	$0.45	$0.03	$1.39	$(0.27)

Note 10. Income Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2021, the Company accrued U.S. federal excise tax of $57.0 thousand and $123.1 thousand, respectively. For the three and nine months ended September 30, 2020, the Company did not accrue U.S. federal excise tax.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,	Period from June 5, 2020 to September 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.42	$-
Net investment income (loss)(1)	1.17	(0.36)
Net realized and unrealized gain (loss)(1)	0.22	0.09
Total from operations	1.39	(0.27)
Issuance of common stock	-	14.43
Distributions declared from net investment income(2)	(0.88)	-
Total increase in net assets	0.51	14.16
Net asset value, end of period	$14.93	$14.16
Shares outstanding, end of period	66,962,294	7,712,576
Total Return, based on net asset value(3)	9.6%	(5.6)%
Ratios / Supplemental Data
Asset coverage ratio(4)	193.1%	164.2%
Ratio of total expenses to average net assets(5)	4.0%	13.6%
Ratio of net investment income to average net assets(5)	9.2%	(4.7)%
Net assets, end of period	$999,531	$109,191
Weighted-average shares outstanding	29,714,021	2,975,019
Total capital commitments, end of period	1,614,655	1,223,892
Ratio of total contributed capital to total committed capital, end of period	61.0%	9.0%
Portfolio turnover rate	7.9%	—

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

On October 6, 2021, the parties to the SPV Asset Facility amended the SPV Asset Facility to, among other things, increase the financing limit under the SPV Asset Facility from $300 million to $575 million, add a swingline commitment to the facility and add new revolving lenders to the facility.

On October 13, 2021, the Company issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The Company may redeem some or all of the 2027 Notes at any time, or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after March 13, 2027 (the date falling one month prior to the maturity date

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

On October 29, 2021, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 43,716,352 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about November 12, 2021, for an aggregate offering price of $661.4 million. Upon completion of this capital call, the Company's current Capital Commitments will be fully called; however, the Private Offerings are continuing.

On November 2, 2021, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2021, payable on or before February 15, 2022.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of November 4, 2021, we had $1.6 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing)”; (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.

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

We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•
the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•
source of income limitations;
•
asset diversification requirements; and
•
the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser began a return to in-office work plan across all of its offices.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2021, our Adviser and its affiliates have originated $43.6 billion aggregate principal amount of investments, of which $40.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

As of September 30, 2021, our average debt investment size in each of our portfolio companies was approximately $29.5 million based on fair value. As of September 30, 2021, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 81.6% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $570 million and weighted average annual EBITDA of $119 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30,

2021, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of September 30, 2021, we had net leverage of 0.91x debt-to-equity.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.

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

Portfolio and Investment Activity

As of September 30, 2021, based on fair value, our portfolio consisted of 82.4% first lien senior secured debt investments (of which 61.5% we consider to be unitranche debt investments (including “last out” portions of such loans)), 12.2% second lien senior secured debt investments, 2.4% unsecured debt investments, 2.0% preferred equity investments and 1.0% common equity investments.

As of September 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.5% and 7.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.6% and 7.6%, respectively.

As of September 30, 2021, we had investments in 64 portfolio companies with an aggregate fair value of $1.9 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for large unitranche debt investments.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September, 30
($ in thousands)	2021	2020
New investment commitments
Gross originations	$1,268,731	$156,368
Less: Sell downs	—	—
Total new investment commitments	$1,268,731	$156,368
Principal amount of investments funded:
First-lien senior secured debt investments	$941,892	$82,952
Second-lien senior secured debt investments	73,300	30,646
Unsecured debt investments	—	17,745
Preferred equity investments	—	—
Common equity investments	6,921	—
Total principal amount of investments funded	$1,022,113	$131,343
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(15,834)	$—
Second-lien senior secured debt investments	(12,645)	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(28,479)	$—
Number of new investment commitments in new portfolio companies(1)	23	8
Average new investment commitment amount	$51,077	$19,546
Weighted average term for new debt investment commitments (in years)	5.8	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)	6.8%	8.4%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.1%	7.5%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% and 0.23% as of September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien senior secured debt investments	$1,573,508	$1,578,732	(1)	$306,652	$308,112	(1)
Second-lien senior secured debt investments	232,183	233,815		89,058	89,245
Unsecured debt investments	46,362	46,060		19,288	20,308
Preferred equity investments(2)	36,940	37,520		3,694	3,693
Common equity investments(2)	18,594	19,415		5,851	5,851
Total Investments	$1,907,587	$1,915,542		$424,543	$427,209

________________

(1)
61.5% and 45.7% of which we consider unitranche loans as of September 30, 2021 and December 31, 2020, respectively.
(2)
As of December 31, 2021, Preferred and Common equity investments were presented in aggregate as Equity investments.

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Advertising and media	4.3%	-%
Aerospace and defense	1.0	-
Automotive	1.7	-
Buildings and real estate	3.5	-
Business services	8.2	8.9
Chemicals	2.2	1.5
Consumer products	3.0	3.6
Containers and packaging	4.3	-
Distribution	2.1	9.2
Education	1.1	-
Financial services	8.9	8.6
Food and beverage	5.2	9.7
Healthcare equipment and services	3.6	8.3
Healthcare providers and services	7.0	8.0
Healthcare technology	5.6	5.7
Household products	1.2	-
Human resource support services	3.6	0.2
Insurance	12.2	0.9
Internet software and services	9.0	21.5
Leisure and entertainment	3.7	-
Manufacturing	5.1	12.2
Professional services	1.0	-
Specialty retail	2.1	-
Telecommunications	0.4	1.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States:
Midwest	26.3%	15.6%
Northeast	13.3	15.1
South	32.7	37.9
West	21.3	24.0
International	6.4	7.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

The weighted average yields and interest rates of our investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of portfolio	7.5%	8.4%
Weighted average total yield of debt and income producing securities	7.6%	8.5%
Weighted average interest rate of debt securities	7.2%	8.0%
Weighted average spread over LIBOR of all floating rate investments	6.3%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$44,031	2.3%	$—	—%
2	1,848,128	96.5	427,209	100.0
3	23,383	1.2	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,915,542	100.0%	$427,209	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,852,053	100.0%	$414,998	100.0%
Non-accrual	—	—	—	—
Total	$1,852,053	100.0%	$414,998	100.0%

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

Results of Operations

We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. The following table represents the operating results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2021	2020		2021	2020
Total Investment Income	$25.0		$1.2	$49.8	$1.2
Less: Operating expenses	7.3		1.2	15.0	2.3
Net Investment Income (Loss) Before Taxes	17.7		-	34.8	(1.1)
Less: Income taxes (benefit), including excise taxes	-		-	0.1	-
Net Investment Income (Loss) After Taxes	$17.7	$		$34.7	$(1.1)
Net change in unrealized gain (loss)	2.0		0.1	6.1	0.3
Net realized gain (loss)	-		-	0.5	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$19.7		$0.1	$41.3	$(0.8)

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

Investment Income

Investment income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest income (excluding PIK interest income)	$21.5	$0.9	$42.8	$0.9
PIK interest income	2.3	0.3	4.8	0.3
Other income	1.2	-	2.2	-
Total investment income	$25.0	$1.2	$49.8	$1.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the three months ended September 30, 2021 and 2020

Investment income increased by $23.8 million for the three months ended September 30, 2021 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $137.9 million as of September 30, 2020, to $1.9 billion as of September 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $0.6 million for the three months ended September 30, 2021. For the three months ended September 30, 2021, $0.2 million was one time pre-payment fees. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind income represented approximately 12.3% of investment income for the three months ended September 30, 2021. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the nine months ended September 30, 2021 and 2020

Investment income increased by $48.6 million for the nine months ended September 30, 2021 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $137.9 million as of September 30, 2020, to $1.9 billion as of September 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, $0.5 million was one time pre-payment fees. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind income represented approximately 12.4% of investment income for the nine months ended September 30, 2021. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

As we were in the development stage through June 30, 2020, no revenues were earned during periods prior to July 1, 2020.

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Initial organization	$-	$-	$-	$0.7
Interest expense	4.3	0.4	8.4	0.4
Management fee	1.3	-	2.7	-
Professional fees	0.6	0.3	1.7	0.5
Directors' fees	0.3	0.2	0.8	0.2
Other general and administrative	0.7	0.3	1.4	0.5
Total operating expenses	$7.2	$1.2	$15.0	$2.3

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended September 30, 2021 and 2020

Total expenses increased by $6.1 million for the three months ended September 30, 2021 due to an increase in management fees, interest expense and other expenses of $1.3 million, $3.9 million and $0.9 million, respectively

For the nine months ended September 30, 2021 and 2020

Total expenses increased by $12.7 million for the nine months ended September 30, 2021 due to an increase in management fees, interest expense and other expenses of $2.7 million, $8.0 million and $2.7 million, respectively, partially offset by initial organization expenses incurred during the nine months ended September 30, 2020 of $0.7 million.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2021, we accrued U.S. federal excise tax of $57.0 thousand and $123.1 thousand, respectively. For the three and nine months ended September 30, 2020, we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021 and 2020, net change in unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$2.1	$—	$6.4	$0.2
Net change in translation of assets and liabilities in foreign currencies	(0.1)	0.1	(0.3)	0.1
Net change in unrealized gain (loss)	$2.0	$0.1	$6.1	$0.3

For the three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2021 for investments held at June 30, 2021.

For the nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of September 30, 2021, the fair value of our debt investments as a percentage of principal was 98.8%, as compared to 98.7% as of December 31, 2020.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investment	$—	$—	$0.2	$—
Net realized gain (loss) on foreign currency transactions	$—	$—	$0.2	$—
Net realized gain (loss)	$—	$—	$0.4	$—

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments and our credit facilities. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021, our asset coverage ratio was 193%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2021, taken together with our uncalled Capital Commitments of $0.6 billion and available debt capacity of $231.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2021, we had $158.5 million in cash. During the nine months ended September 30, 2021, we used $1.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.6 billion, partially offset by sales and repayments of $84.0 million and other operating activity of $24.8 million. Lastly, cash provided by financing activities was $1.5 billion during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $702.4 million and proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $837.4 million, partially offset by distributions paid of $14.3 million.

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

During the nine months ended September 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	$150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
Total		46,846,816	$700,000,000

During the nine months ended September 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	$15,000,000
July 13, 2020	July 24, 2020	2,473,171	35,000,000
July 31, 2020	August 13, 2020	1,769,199	25,000,000
September 17, 2020	September 30, 2020	2,470,106	35,000,000
Total		7,712,476	$110,000,000

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The Board did not declare a distribution for the nine months ended September 30, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$550,000	$358,900	$18,892	$355,646
Revolving Credit Facility(3)	375,000	372,697	2,303	368,828
SPV Asset Facility	300,000	300,000	-	298,660
Promissory Note	250,000	40,000	210,000	40,000
Total Debt	$1,475,000	$1,071,597	$231,195	$1,063,134

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility are is presented net of deferred financing costs of $3.3 million, $1.3 million, and $3.9 million respectively.
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
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$3,761	$214	$7,025	$214
Amortization of debt issuance costs	569	147	1,331	147
Total Interest Expense	$4,330	$361	$8,356	$361
Average interest rate	2.3%	5.9%	2.4%	5.9%
Average daily borrowings	$635,647	$26,824	$391,839	$26,824

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
September 30, 2021 (unaudited)	$358.9	$1,931	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
September 30, 2021 (unaudited)	$372.7	$1,931	—	N/A
SPV Asset Facility
September 30, 2021 (unaudited)	$300.0	$1,931	—	N/A
Promissory Note
September 30, 2021 (unaudited)	$40.0	$1,931	—	N/A

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

Credit Facilities

Revolving Credit Facility

On September 10, 2021, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility became effective on September 13, 2021. The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A. and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Book Runners.

The Revolving Credit Facility is guaranteed by OR Lending III LLC, a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $375 million, subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on September 9, 2025 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 9, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for us and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Subscription Credit Facility

On August 12, 2020 (the “Closing Date”), we entered into a revolving credit facility (the “Subscription Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative agent (the “Administrative Agent”), and State Street and PNC Bank, National Association (“PNC”), as lenders.

As of September 30, 2021, the maximum principal amount of the Subscription Credit Facility was $550 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.0 billion, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature. On September 28, 2020, City National Bank (“City National”) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $350 million to $400 million. On December 15, 2020, California Bank & Trust agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $400 million to $425 million. On April 8, 2021, Western Alliance Bank (dba Bridge Bank) agreed to provide a commitment through the Subscription Credit Facility’s accordion feature, increasing the maximum principal amount of the facility from $425 million to $550 million.

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

SPV Asset Facility

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

Promissory Note

On September 13, 2021, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Note”) to borrow up to an aggregate of $250 million from Feeder FIC. We may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and us.

The interest rate on amounts borrowed pursuant to the Promissory Note may be based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the credit agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of any Promissory Note and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Alera Group, Inc.	First lien senior secured delayed draw term loan	$19,912	$-
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,618	-
Ardonagh Midco 3 Plc	First lien senior secured delayed draw term loan	-	365
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	236	-
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	576	-
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	-
Associations, Inc.	First lien senior secured delayed draw term loan	5,257	-
Associations, Inc.	First lien senior secured delayed draw term loan	12,885	-
Associations, Inc.	First lien senior secured delayed draw term loan	12,885	-
Associations, Inc.	First lien senior secured revolving loan	5,315	-
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	2,123
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	-
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,868	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	-
CivicPlus, LLC	First lien senior secured revolving loan	880	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	22,840	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	6,852	-
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Gainsight, Inc. (dba Gainsight)	First lien senior secured revolving loan	872	-
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	-

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	-
Govbrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	-
Govbrands Intermediate, Inc.	First lien senior secured revolving loan	587	-
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	3,693	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	-
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	1,854	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,387	1,943
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	1,360	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	5,093	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	-
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,171	976
Nutraceutical International Corporation	First lien senior secured revolving loan	250	735
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	4,630	-
Peter C. Foy & Associates Insurance Services, LLC	First lien senior secured revolving loan	143	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,049	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,185	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured delayed draw term loan	1,734	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured revolving loan	1,096	-
Total Unfunded Portfolio Company Commitments		$292,197	$33,055

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of September 30, 2021, we had approximately $1.6 billion in total Capital Commitments from investors (approximately $0.6 billion undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser (approximately $16.7 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, we had approximately $1.4 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2021 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$358.9	$-	$358.9	$-	$-
Revolving Credit Facility	372.7	-	-	372.7	-
SPV Asset Facility	300.0	-	300.0	-	-
Promissory Note	40.0	-	40.0	-	-
Total Contractual Obligations	$1,071.6	$-	$698.9	$372.7	$-

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2020 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

On October 6, 2021, the parties to the SPV Asset Facility amended the SPV Asset Facility to, among other things, increase the financing limit under the SPV Asset Facility from $300 million to $575 million, add a swingline commitment to the facility and add new revolving lenders to the facility.

On October 13, 2021, we issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. We may redeem some or all of the 2027 Notes at any time, or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

On October 29, 2021, we delivered a capital drawdown notice to our investors relating to the sale of approximately 43,716,352 shares of our common stock, par value $0.01 per share, expected to close on or about November 12, 2021, for an aggregate offering price of $661.4 million. Upon completion of this capital call, our current Capital Commitments will be fully called; however, the Private Offerings are continuing.

On November 2, 2021, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2021, payable on or before February 15, 2022.

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

As of September 30, 2021, 99.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.82%.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43,260	$32,148	$11,112
Up 200 basis points	$24,469	$21,432	$3,037
Up 100 basis points	$5,678	$10,716	$(5,038)
Up 50 basis points	$670	$5,358	$(4,688)
Down 25 basis points	$(117)	$(1,394)	$1,277
Down 50 basis points	$(117)	$(1,394)	$1,277

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties, and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

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

On August 13, 2021, pursuant to our dividend reinvestment plan, we issued 129,919 shares of our common stock, at a price of $14.72 per share, to stockholders of record as of June 30, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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
10.1

Loan and Servicing Agreement, dated as of July 29, 2021, by and among ORCC Financing III LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 2, 2021).

10.2

Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 2, 2021).

10.3

Senior Secured Revolving Credit Agreement, dated as of September 10, 2021, among Owl Rock Capital Corporation III, as Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A, and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 15, 2021).

10.4

Guarantee and Security Agreement, dated as of September 10, 2021, among Owl Rock Capital Corporation III, as Borrower, OR Lending III LLC, as Subsidiary Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed September 15, 2021).

10.5

Loan Agreement, dated as of September 13, 2021, by and between Owl Rock Capital Corporation III and Owl Rock Feeder FIC BDC III LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed September 15, 2021).

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

Owl Rock Capital Corporation III

Date: November 4, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: November 4, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer