Form 10-K
period 2021-12-31
Owl Rock Capital Corp III
filed 2022-02-25
CIK 1807427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2021

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

Large accelerated filer ☐ Emerging growth company ☒ Small reporting company ☐

Non-accelerated filer ☒ Accelerated filer ☐

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 has not been provided because there is no established market for the registrant's shares of common stock.

As of February 25, 2022 the registrant had 111,212,207 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy, including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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

We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2021, our Adviser or its affiliates have originated $51.2 billion aggregate principal amount of investments across multiple industries, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

As of December 31, 2021, based on fair value, our portfolio consisted of 78.9% first lien senior secured debt investments, 14.1% second lien senior secured debt investments, 1.6% unsecured debt investments, 2.9% preferred equity investments and 2.5% common equity investments. As of December 31, 2021, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2021 we had investments in 87 portfolio companies with an aggregate fair value of $2.9 billion. As of December 31, 2021, our portfolio was invested across 25 different industries. The largest industries in our portfolio as of December 31, 2021 were Internet software and services and Insurance, which represented, as a percentage of our portfolio, 14.4% and 10.1%, respectively, based on fair value.

As of December 31, 2021, our average investment size in each of our portfolio companies was approximately $33.3 million based on fair value.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of February 25, 2022, we had $1.7 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of our Board of Directors (the “Board”), the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of the Company’s securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets. See “— The Private Offering.”

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

We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its sole discretion.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility (the "Revolving Credit Facility"), two special purpose vehicle asset credit facilities (the "SPV Asset Facility I" and the "SPV Asset Facility II", respectively) and a promissory note (the “Promissory Note”) and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed a wholly owned subsidiary, or SPV, which enters into a credit agreement. We periodically sell and contribute investments to the SPV and the SPV uses the proceeds from the credit agreement to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in 2027 (the “2027 Notes”) in a private placement and in the future may issue additional unsecured notes. We have entered into a subscription line revolving credit facility (the “Subscription Credit Facility”), which we terminated on November 12, 2021. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser and Administrator — Owl Rock Diversified Advisors LLC

Owl Rock Diversified Advisors LLC serves as our investment adviser pursuant to an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser serves as our Administrator pursuant to an amended and restated Administration Agreement between us and the Adviser (the "Administration Agreement"). See "Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021, Jeff Walwyn. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORTA, and ORTA II the “Owl Rock Advisers”). The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise the Owl Rock division of Blue Owl and as of December 31, 2021, the Owl Rock Advisers managed $39.2 billion in AUM. The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

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

The diversified lending strategy is currently managed through four BDCs and a separately managed account: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), the Company, Owl Rock Core Income Corp. (“ORCIC”); and private funds (the "Diversified Lending Funds").

As of December 31, 2021, the Owl Rock Advisers have $25.8 billion of assets under management across these products.

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

The technology lending strategy is managed through three BDCs: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp ("ORTIC") and Owl Rock Technology Finance Corp. II ("ORTF II" and together with ORCC, ORCC II, the Company and ORCIC, the “Owl Rock BDCs”).

As of December 31, 2021, the Owl Rock Advisers have $7.9 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through two private funds and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisers have $3.5 billion of assets under management across these products.

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

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Funds, the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisers have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co. LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on exemptive relief that has been granted by the SEC to ORCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates —The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock's and Dyal Capital Partner's relationships with the alternative asset management community the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl's resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed nearly 6,000 opportunities and sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and to invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

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

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

Structure of Investments

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•
First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2021, 67.1% of our first lien debt was comprised of unitranche loans.
•
Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•
Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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
•
Broadly Syndicated Loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
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

Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2021 and 2020 we had investments in 87 and 24 portfolio companies, respectively, with an aggregate fair value of $2.9 billion and $427.2 million, respectively. As of December 31, 2021 and 2020, investments consisted of the following:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,282,500	$2,285,599	$306,652	$308,112
Second-lien senior secured debt investments	406,308	407,932	89,058	89,245
Unsecured debt investments	46,687	46,620	19,288	20,308
Preferred equity investments(1)	82,903	83,788	3,694	3,693
Common equity investments(1)	71,431	73,098	5,851	5,851
Total Investments	$2,889,829	$2,897,037	$424,543	$427,209

________________

(1)
As of December 31, 2020, Preferred and Common equity investments were presented in aggregate as Equity investments.

As of December 31, 2021 and 2020 we had outstanding commitments to fund unfunded investments totaling $311.5 million and $33.1 million, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	2.3	-
Buildings and real estate	3.4	-
Business services	6.8	8.9
Chemicals	2.9	1.5
Consumer products	3.8	3.6
Containers and packaging	3.6	-
Distribution	1.5	9.2
Education	0.7	-
Financial services	6.3	8.6
Food and beverage	3.5	9.7
Healthcare equipment and services	3.5	8.3
Healthcare providers and services	7.6	8.0
Healthcare technology	6.9	5.7
Household products	0.8	-
Human resource support services	4.4	0.2
Insurance	10.1	0.9
Internet software and services	14.4	21.5
Leisure and entertainment	2.4	-
Manufacturing	3.5	12.2
Professional services	2.2	-
Specialty retail	5.5	-
Telecommunications	0.3	1.7
Transportation	0.3	-
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	20.7%	15.6%
Northeast	16.9	15.1
South	30.7	37.9
West	23.3	24.0
International	8.4	7.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2021 and 2020, our asset coverage was 233% and 225%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$215,656	$234,344	$211,373
SPV Asset Facility I	$625,000	$575,000	$24,665	$572,676
SPV Asset Facility II	$350,000	$135,000	$15,139	$132,286
2027 Notes	$325,000	$325,000	$-	$321,151
Promissory Note	$250,000	$-	$250,000	$-
Total Debt	$2,000,000	$1,250,656	$524,148	$1,237,486

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million and $3.8 million, respectively.
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

On February 23, 2022, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2022, payable on or before May 15, 2022.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
December 31, 2020	December 31, 2020	January 29, 2021	$0.11

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

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “Item 1A. Risk Factors — Risk Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. As described below, the Investment Advisory Agreement became effective on May 18, 2021.

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

Board Approval of the Investment Advisory Agreement

On January 12, 2021, the Board held a meeting to consider and approve the continuation of the prior investment advisory agreement and, subject to the consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The Transaction resulted in a change of control of the the Adviser and was deemed an assignment of the prior investment advisory agreement between the Company and the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction, and the terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement. The Company's shareholders approved the Investment Advisory Agreement at a meeting held on March 17, 2021. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the prior investment advisory agreement and, subject to the consummation of the Transaction and the approval of the Company's shareholders, the Investment Advisory Agreement, as being in the best interests of our shareholders. The Company's shareholders approved the Investment Advisory Agreement at a meeting held on March 17, 2021.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.

The Administration Agreement became effective on May 18, 2021, upon consummation of the Transaction and terms of the Administration Agreement are identical to the prior administration agreement. See "Business – The Adviser and Administrator - Owl Rock Diversified Advisors LLC."

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

Placement Agent Agreement and Dealer Manager Agreement

On June 4, 2020, we and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Blue Owl Securities”), pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, we have entered into a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, from time to time we may enter into agreements with additional broker-dealers or placement agents to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Placement Agent Agreement may be terminated by either party thereto upon 30 days written notice to the other party. The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our directors who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution plan or the Dealer Manager Agreement or by vote a majority of the outstanding voting securities, on not more than 60 days’ written notice to Blue Owl Securities and the Adviser.

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients, and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.

License Agreement

We have entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

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

Placement activities are conducted by officers of the Company and the Adviser. Blue Owl Securities, an affiliate of Blue Owl, serves as the dealer manager for the private offering and may serve as the dealer manager for other funds managed by the Adviser or its affiliates. Blue Owl Securities is registered as a broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, we have entered and may, from time to time, enter into agreements with other placement agents or broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

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

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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
•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or of any political subdivision thereof;
•
a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

We intend to make available free of charge on our website (www.owlrockbdcs.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.

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

•

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•	We have a limited operating history.

•	The lack of liquidity in our investments may adversely affect our business.
•	We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

•	Defaults under our current borrowings, or any future borrowing facility or notes, may adversely affect our business, financial condition, results of operations and cash flows.

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

•	Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

•	Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

•	We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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

We are subject to risks related to our investments.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•	Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

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
•

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

•

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

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

•	Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•

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

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.

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

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-19.42%	-10.59%	-1.77%	7.06%	15.88%

________________

(1)

Assumes, as of December 31, 2021, (i) $2.9 billion in total assets, (ii) $1.3 billion in outstanding indebtedness, (iii) $1.7 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.36%.

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

Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument, the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the terms of the Revolving Credit Facility, we have agreed to limitations on the incurrence of additional indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The availability period under the Revolving Credit Facility terminates on September 9, 2025 (the “Commitment Termination Date”), and the Revolving Credit Facility will mature on September 9, 2026 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, we are obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

Unless otherwise extended, accelerated or terminated, SPV Asset Facility I matures on July 29, 2024, and SPV Asset Facility II matures on December 2, 2026. The 2027 Notes mature on April 13, 2027. The unpaid principal balance of any Promissory Note and accrued interest thereon is payable from time to time at our discretion; however, that amount is immediately due and payable upon 120 days’ written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the “Blue Owl Clients”), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies—Investments at Fair Value.”

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act. In addition, we are subject to the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services. In the event of an Exchange Listing, these fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.

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

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA and certain affiliates to co-invest with other Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

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

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•	the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•	so-called lender liability claims by the issuer of the obligations,
•	environmental liabilities that may arise with respect to collateral securing the obligations, and
•	limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.

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

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

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

We may not realize any income or gains from our equity investments.

We may invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

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

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See“—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” and “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, our investments in internet software and services represented 14.4% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

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

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Investing in our securities involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;

•	loss of a major funding source; and

•	the length and duration of the COVID-19 pandemic and the magnitude of its economic impact.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, thus, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

General Risk Factors

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions.

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

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurs, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors may be subject to security breaches and cyber-attacks, the results of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

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

Distributions declared during the year ended December 31, 2021 of $61.7 million were derived from ordinary income, determined on a tax basis. Distributions declared during the year ended December 31, 2020 of $2.1 million were derived from ordinary income, determined on a tax basis.

Holders

As of February 25, 2022, there were approximately 431 holders of our common stock.

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

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On February 23, 2022, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2022, payable on or before May 15, 2022.

The following table summarizes dividends declared for the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The dividends declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.

The following table summarizes the dividend declared for the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
December 31, 2020	December 31, 2020	January 29, 2021	$0.11

The dividend declared during the year ended December 31, 2020 was derived from ordinary income, determined on a tax basis.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020.

Senior Securities

Information about our senior securities is shown in the following table as of and for the year ended December 31, 2021 and 2020:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
December 31, 2021	$325.0	$2,331	—	N/A
Promissory Note
December 31, 2021	$-	$2,331	—	N/A

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
(5)
Facility was terminated in 2021.

Item 6. Selected Financial Data.

The table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2021 and 2020. We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2021	2020(1)
Consolidated Statement of Operations Data
Income
Total investment income	$101.2	$6.0
Expenses
Total operating expenses	31.4	4.5
Net investment income before income taxes	69.8	1.5
Excise tax expense	0.2	—
Net investment income (loss) after income taxes	69.6	1.5
Total change in net unrealized gain (loss)	4.6	2.1
Total net realized gain (loss)	1.0	—
Increase in net assets resulting from operations	$75.2	$3.6
Earnings per common share – basic and diluted	$1.67	$0.60
Consolidated Balance Sheet Data
Cash	$27.2	$82.6
Investments at fair value	2,897.0	427.2
Total assets	2,944.4	515.8
Total debt (net of unamortized debt issuance costs)	1,237.5	225.2
Total liabilities	1,276.1	229.4
Total net assets	$1,668.3	$286.4
Net asset value per share	$15.05	$14.42
Other Data:
Number of portfolio companies	87	24
Distributions Declared Per Share	$1.15	$0.11
Total return based on net asset value(2)	12.3%	(3.1)%
Weighted average total yield of portfolio at fair value	7.4%	8.4%
Weighted average total yield of portfolio at amortized cost	7.5%	8.4%
Weighted average yield of debt and income producing securities at fair value	7.6%	8.5%
Weighted average yield of debt and income producing securities at amortized cost	7.6%	8.5%
Fair value of debt investments as a percentage of principal	98.6%	98.7%

________________

(1)
Reflects the period from June 4, 2020 (inception) through December 31, 2020.
(2)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Diversified Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of February 25, 2022, we had $1.7 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.

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

Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA, ORTA, and ORTA II the “Owl Rock Advisers”), which are also investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions. As of December 31, 2021, our average debt investment size in each of our portfolio companies was approximately $32.6 million based on fair value. As of December 31, 2021, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 84.6% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $664 million and weighted average annual EBITDA of $146 million.

The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2021, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of December 31, 2021, we had net leverage of 0.73x debt-to-equity.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2021, based on fair value, our portfolio consisted of 78.9% first lien senior secured debt investments (of which 67.1% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.1% second lien senior secured debt investments, 1.6% unsecured debt investments, 2.9% preferred equity investments and 2.5% common equity investments.

As of December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.4% and 7.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.6% and 7.6%, respectively.

As of December 31, 2021, we had investments in 87 portfolio companies with an aggregate fair value of $2.9 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for large unitranche debt investments. We are monitoring the effect that a rising interest rate environment may have on our portfolio companies and our investment activities.

Our investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2021	2020
New investment commitments
Gross originations	$2,971,231	$468,023
Less: Sell downs	(47,546)	(4,030)
Total new investment commitments	$2,923,685	$463,993
Principal amount of investments funded:
First-lien senior secured debt investments	$1,947,683	$296,721
Second-lien senior secured debt investments	344,453	85,625
Unsecured debt investments	25,065	18,995
Preferred equity investments	79,090	3,807
Common equity investments	65,407	5,852
Total principal amount of investments funded	$2,461,698	$411,000
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(58,607)	$—
Second-lien senior secured debt investments	(23,556)	—
Total principal amount of investments sold or repaid	$(82,163)	$—
Number of new investment commitments in new portfolio companies(1)	68	24
Average new investment commitment amount	$38,820	$19,065
Weighted average term for new debt investment commitments (in years)	7.1	5.9
Percentage of new debt investment commitments at floating rates	98.8%	99.1%
Percentage of new debt investment commitments at fixed rates	1.2%	0.9%
Weighted average interest rate of new debt investment commitments(2)	7.0%	8.0%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.2%	7.1%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% and 0.24% as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien senior secured debt investments	2,282,500	2,285,599	(1)	306,652	308,112	(1)
Second-lien senior secured debt investments	406,308	407,932		89,058	89,245
Unsecured debt investments	46,687	46,620		19,288	20,308
Preferred equity investments(2)	82,903	83,788		3,694	3,693
Common equity investments(2)	71,431	73,098		5,851	5,851
Total Investments	$2,889,829	$2,897,037		$424,543	$427,209

________________

(1)
67.1% and 45.7% of which we consider unitranche loans as of December 31, 2021 and 2020, respectively.
(2)
As of December 31, 2020, Preferred and Common equity investments were presented in aggregate as Equity investments.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	2.3	-
Buildings and real estate	3.4	-
Business services	6.8	8.9
Chemicals	2.9	1.5
Consumer products	3.8	3.6
Containers and packaging	3.6	-
Distribution	1.5	9.2
Education	0.7	-
Financial services	6.3	8.6
Food and beverage	3.5	9.7
Healthcare equipment and services	3.5	8.3
Healthcare providers and services	7.6	8.0
Healthcare technology	6.9	5.7
Household products	0.8	-
Human resource support services	4.4	0.2
Insurance	10.1	0.9
Internet software and services	14.4	21.5
Leisure and entertainment	2.4	-
Manufacturing	3.5	12.2
Professional services	2.2	-
Specialty retail	5.5	-
Telecommunications	0.3	1.7
Transportation	0.3	-
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	20.7%	15.6%
Northeast	16.9	15.1
South	30.7	37.9
West	23.3	24.0
International	8.4	7.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

The weighted average yields and interest rates of our investments at fair value as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of portfolio	7.4%	8.4%
Weighted average total yield of debt and income producing securities	7.6%	8.5%
Weighted average interest rate of debt securities	7.2%	8.0%
Weighted average spread over LIBOR of all floating rate investments	6.4%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$105,702	3.7%	$—	—%
2	2,755,637	95.1	427,209	100.0
3	35,698	1.2	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,897,037	100.0%	$427,209	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,735,495	100.0%	$414,998	100.0%
Non-accrual	—	—	—	—
Total	$2,735,495	100.0%	$414,998	100.0%

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

Results of Operations

We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. The following table represents the operating results for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
($ in millions)	2021	2020
Total Investment Income	$101.2	$6.0
Less: Operating expenses	31.4	4.5
Net Investment Income (Loss) Before Taxes	69.8	1.5
Less: Income taxes (benefit), including excise taxes	0.2	-
Net Investment Income (Loss) After Taxes	$69.6	$1.5
Net change in unrealized gain (loss)	4.6	2.1
Net realized gain (loss)	1.0	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$75.2	$3.6

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

Investment Income

Investment income for the years ended December 31, 2021 and 2020 was as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020
Interest income (excluding PIK interest income)	$85.0	$4.6
PIK interest income	10.1	1.2
Other income	6.1	0.2
Total investment income	$101.2	$6.0

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the years ended December 31, 2021 and 2020

Investment income increased by $95.2 million for the year ended December 31, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $423.0 million as of December 31, 2020, to $2.8 billion as of December 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $3.2 million for the year ended December 31, 2021. For the year ended December 31, 2021, income generated from one-time prepayment fees was $1.0 million. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 12.9% of investment income for the year ended December 31, 2021. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

As we were in the development stage through June 30, 2020, no revenues were earned during periods prior to July 1, 2020.

Expenses

Expenses for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020
Initial organization	$-	$0.7
Interest expense	20.1	1.4
Management fee	5.5	0.2
Professional fees	2.6	0.9
Directors' fees	1.1	0.5
Other general and administrative	2.1	0.8
Total operating expenses	$31.4	$4.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2021 and 2020

Total expenses increased by $26.9 million for the year ended December 31, 2021 due to an increase in management fees, interest expense and other expenses of $5.3 million, $18.7 million and $2.9 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $0.6 billion from $0.1 billion period over period, partially offset by a decrease in the average interest rate to 2.5% from 3.5% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $427.2 million as of December 31, 2020, to $2.9 billion as of December 31, 2021.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$10,177	$14,639	$25,016	$51,399
Net expenses	$3,137	$4,641	$7,316	$16,496
Net investment income (loss)	$7,040	$9,998	$17,700	$34,903
Net realized and unrealized gains (losses)	$1,778	$2,795	$1,995	$(964)
Increase (decrease) in net assets resulting from operations	$8,818	$12,793	$19,695	$33,939
Net asset value per share as of the end of the quarter	$14.53	$14.72	$14.93	$15.05
Earnings (losses) per share - basic and diluted	$0.44	$0.50	$0.45	$0.37

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

For the year ended December 31, 2021, we accrued U.S. federal excise tax of $227.6 thousand. For the year ended December 31, 2020, we accrued U.S. federal excise tax of $7.5 thousand.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2021 and 2020, net change in unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020
Net change in unrealized gain (loss) on investments	$5.4	$2.0
Net change in translation of assets and liabilities in foreign currencies	(0.8)	0.1
Net change in unrealized gain (loss)	$4.6	$2.1

For the years ended December 31, 2021 and 2020

The net change in unrealized gain (loss) increased by $2.5 million for the year ended December 31, 2021. As of December 31, 2021, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.7% as of December 31, 2020.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$(1.2)
Packaging Coordinators Midco, Inc.	1.2
Metis HoldCo, Inc.	0.9
ConAir Holdings LLC	0.7
Sonny's Enterprises LLC	0.6
Granicus, Inc.	(0.6)
Hercules Borrower LLC (dba The Vincit Group)	0.5
Thunder Purchaser, Inc. (dba Vector Solutions)	0.5
Intelerad Medical Systems Incorporated	0.4
Individual Foodservice Holdings, LLC	0.4
Remaining Companies	2.0
Total	$5.4

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the years ended December 31, 2021 and 2020 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020
Net realized gain (loss) on investments	$0.3	$-
Net realized gain (loss) on foreign currency transactions	0.7	-
Net realized gain (loss)	$1.0	$-

Realized Gross Internal Rate of Return

Since we began investing in 2020 through December 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 16.4% (based on total capital invested of $120.3 million and total proceeds from these exited investments of $126.8 million). Eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our shareholders. Initial investments are assumed to occur at time zero.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our shareholders, and would be lower if it did.

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments, our credit facilities, and other secured and unsecured debt. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2021, our asset coverage ratio was 233%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2021, taken together with our uncalled Capital Commitments of $48.6 million and available debt capacity of $524.1 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Fund for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of December 31, 2021, we had $27.2 million in cash. During the year ended December 31, 2021, we used $2.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.6 billion, partially offset by sales and repayments of $182.3 million and other operating activity of $49.3 million. Lastly, cash provided by financing activities was $2.3 billion during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $1.4 billion and proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.0 billion, partially offset by distributions paid of $27.2 million.

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

During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
October 29, 2021	November 12, 2021	43,658,640	661,428,408
Total		90,505,456	$1,361,428,408

During the year ended December 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	15,000,000
July 13, 2020	July 24, 2020	2,473,171	35,000,000
July 31, 2020	August 13, 2020	1,769,199	25,000,000
September 17, 2020	September 30, 2020	2,470,106	35,000,000
November 24, 2020	December 8, 2020	6,980,989	100,000,000
December 16, 2020	December 30, 2020	5,164,898	75,000,000
Total		19,858,363	$285,000,000

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The following table reflects the distribution declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
December 31, 2020	December 31, 2020	January 29, 2021	$0.11

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$215,656	$234,344	$211,373
SPV Asset Facility I	$625,000	$575,000	$24,665	$572,676
SPV Asset Facility II	$350,000	$135,000	$15,139	$132,286
2027 Notes	$325,000	$325,000	$-	$321,151
Promissory Note	$250,000	$-	$250,000	$-
Total Debt	$2,000,000	$1,250,656	$524,148	$1,237,486

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million and $3.8 million, respectively.
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
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the years ended December 31, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020(1)
Interest expense	$14,854	$941
Amortization of debt issuance costs	5,259	469
Total Interest Expense	$20,113	$1,410
Average interest rate	2.5%	3.5%
Average daily borrowings	$597,062	$67,832

________________

(1)
Averages are calculated based on the period commencing on the Subscription Credit Facility's closing date, August 12, 2020, through December 31, 2020.

Senior Securities

Information about our senior securities is shown in the following table as of December 31, 2021 and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
December 31, 2021	$325.0	$2,331	—	N/A
Promissory Note
December 31, 2021	$-	$2,331	—	N/A

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
(5)
Facility was terminated in 2021.

Credit Facilities

Revolving Credit Facility

On September 10, 2021, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility became effective on September 13, 2021. The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time parties thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A. and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Book Runners.

The Revolving Credit Facility is guaranteed by OR Lending III LLC, a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $450 million (increased from $375 million on December 22, 2021), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

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

The Subscription Credit Facility permitted the Company to borrow up to $550 million, subject to availability under the borrowing base, which was based on unused capital commitments. Effective November 12, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month LIBOR plus 1.00%. Loans were able to be converted from one rate to another at any time at our election, subject to certain conditions. We predominantly borrowed utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. We also paid an unused commitment fee of 0.25% per annum on the unused commitments.

SPV Asset Facility I

On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, us, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, and make various other changes. The following describes the terms of SPV Asset Facility I amended through December 8, 2021 (the “SPV Asset Facility I Second Amendment Date”).

From time to time, we expect to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing through our ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $625 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100 million sub-limit for swingline loans.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to one year after the SPV Asset Facility I Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility I (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on July 29, 2024 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars bear interest at LIBOR plus a spread of 2.15%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.15%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.15%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.15%. From the SPV Asset Facility I Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay our debts.

Borrowings of ORCC III Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility II

On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, us, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian.

From time to time, we expect to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing II through our ownership of ORCC III Financing II. The maximum principal amount of the SPV Asset Facility II is $350 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period (the “SPV Asset Facility II Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by ORCC III Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). LIBOR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 70%) of the total commitments under the SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC III Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC III Financing II and on any payments received by ORCC III Financing II in respect of those assets. Assets pledged to the lenders will not be available to pay our debts.

Borrowings of ORCC III Financing II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

2027 Notes

On October 13, 2021, we issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The 2027 Notes initially bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement for the benefit of the purchasers of the 2027 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2027 Notes. We may redeem some or all of the 2027 Notes at any time, or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Promissory Note

On September 13, 2021, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. We may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and us.

The interest rate on amounts borrowed pursuant to the Promissory Notes, prior to February 23, 2022, was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the credit agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of any Promissory Note and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to make investments in portfolio companies consistent with our investment strategies.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2021 and 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Alera Group, Inc.	First lien senior secured delayed draw term loan	$677	$-
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	-
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	-	365
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	237	-
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	-
Associations, Inc.	First lien senior secured revolving loan	5,315	-
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	2,123
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	-
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	-
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	-
CivicPlus, LLC	First lien senior secured revolving loan	880	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	18,980	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	6,852	-
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	9,183	-
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	-
Gainsight, Inc.	First lien senior secured revolving loan	872	-
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	-

Portfolio Company	Investment	December 31, 2021	December 31, 2020
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	2,789	-
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	-
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	-
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	-
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	-
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	-
Guidehouse Inc.	First lien senior secured revolving loan	3,356	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	3,693	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,710	-
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	15,723	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,387	1,943
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	-
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	-
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,051	-
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	-
Lignetics Investment Corp.	First lien senior secured revolving loan	6,373	-
Medline Borrower, LP	First lien senior secured revolving loan	1,847	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	-
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	-
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	-
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,054	976
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	-
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	-
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	-
Nutraceutical International Corporation	First lien senior secured revolving loan	-	735
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,120	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	2,190	-
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
QAD Inc.	First lien senior secured revolving loan	6,000	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	133	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,149	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,381	3,944
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	-
The Shade Store, LLC	First lien senior secured revolving loan	5,909	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	-
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
When I Work, Inc.	First lien senior secured revolving loan	4,164	-
Total Unfunded Portfolio Company Commitments		$311,487	$33,055

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of December 31, 2021, we had approximately $1.7 billion in total Capital Commitments from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, we had approximately $1.4 billion in total Capital Commitments from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2021 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	215.7	-	-	215.7	-
SPV Asset Facility I	575.0	-	575.0	-	-
SPV Asset Facility II	135.0	-	-	135.0	-
2027 Notes	325.0	-	-	-	325.0
Promissory Note	-	-	-	-	-
Total Contractual Obligations	$1,250.7	$-	$575.0	$350.7	$325.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Dealer Manager Agreement;
•
the Placement Agent Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. RISK FACTORS.”

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

93

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board since 2020 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On February 18, 2022, we entered into an amendment to SPV Asset Facility II which converted the benchmark rate of the facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments.

On February 23, 2022, we entered into an amendment to the FIC Agreement to reduce the amount that can be borrowed pursuant to the Promissory Notes from $250 million to $150 million. The interest rate on amounts borrowed pursuant to the Promissory Notes after February 23, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

On February 23, 2022, the Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2022, payable on or before May 15, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2021, 98.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.80%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$65,918	$27,770	$38,148
Up 200 basis points	$38,468	$18,513	$19,955
Up 100 basis points	$11,018	$9,257	$1,761
Up 50 basis points	$955	$4,628	$(3,673)
Down 25 basis points	$(111)	$(1,936)	$1,825
Down 50 basis points	$(111)	$(1,936)	$1,825

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

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation III:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation III and subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from June 5, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements).In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2021 and for the period from June 5, 2020 (commencement of operations) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York

February 25, 2022

Owl Rock Capital Corporation III

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,889,829 and $424,543, respectively)	$2,897,037	$427,209
Cash	27,245	82,612
Interest receivable	18,328	2,191
Subscriptions receivable	—	3,409
Prepaid expenses and other assets	1,825	410
Total Assets	$2,944,435	$515,831
Liabilities
Debt (net of unamortized debt issuance costs of $13,170 and $3,563, respectively)	$1,237,486	$225,215
Distribution payable	29,725	2,098
Management fee payable	2,799	214
Payables to affiliates	1,178	739
Accrued expenses and other liabilities	4,949	1,111
Total Liabilities	1,276,137	229,377
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 110,830,108 and 19,858,463 shares issued and outstanding, respectively	1,108	199
Additional paid-in-capital	1,651,416	284,577
Total distributable earnings (losses)	15,774	1,678
Total Net Assets	1,668,298	286,454
Total Liabilities and Net Assets	$2,944,435	$515,831
Net Asset Value Per Share	$15.05	$14.42

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$85,019	$4,487
PIK interest income	10,070	1,247
Other income	6,142	202
Total investment income from non-controlled, non-affiliated investments	101,231	5,936
Total Investment Income	101,231	5,936
Expenses
Initial organization	-	684
Interest expense	20,113	1,410
Management fee	5,471	248
Professional fees	2,599	890
Directors' fees	1,116	486
Other general and administrative	2,063	754
Total Expenses	31,362	4,472
Net Investment Income (Loss) Before Taxes	69,869	1,464
Excise tax expense (benefit)	228	7
Net Investment Income (Loss) After Taxes	$69,641	$1,457
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	5,436	1,958
Translation of assets and liabilities in foreign currencies	(804)	109
Total Net Change in Unrealized Gain (Loss)	4,632	2,067
Net realized gain (loss):
Non-controlled, non-affiliated investments	292	-
Foreign currency transactions	680	26
Total Net Realized Gain (Loss)	972	26
Total Net Realized and Change in Unrealized Gain (Loss)	5,604	2,093
Net Increase (Decrease) in Net Assets Resulting from Operations	$75,245	$3,550
Earnings Per Share - Basic and Diluted	$1.67	$0.60
Weighted Average Shares Outstanding - Basic and Diluted	45,110,198	5,897,537

________________

(1)
The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(18)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,753	$82,688	5.0%
Global Music Rights, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	-	(141)	(150)	—%
				84,375	82,612	82,538	5.0%
Aerospace and defense
Peraton Corp.(5)(6)(18)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,791	14,925	0.9%
				15,000	14,791	14,925	0.9%
Buildings and real estate
Associations, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	85,036	83,890	84,186	5.0%
Associations, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	-	(65)	(53)	—%
Dodge Data & Analytics LLC(5)(8)(18)	First lien senior secured loan	L + 7.50%	4/14/2026	6,446	6,332	6,639	0.4%
Dodge Data & Analytics LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(6)	-	—%
RealPage, Inc.(5)(6)(18)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,409	6,575	0.4%
				97,982	96,560	97,347	5.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Business services
Denali Buyerco LLC (dba Summit Companies)(5)(7)(18)	First lien senior secured loan	L + 6.00%	9/15/2028	62,809	62,205	62,182	3.8%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	3,860	3,713	3,821	0.2%
Denali Buyerco LLC (dba Summit Companies)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	-	(65)	(69)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(18)	First lien senior secured loan	L + 5.50%	9/13/2028	47,827	46,903	46,871	2.8%
Diamondback Acquisition, Inc. (dba Sphera)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(91)	(96)	—%
Gainsight, Inc.(5)(8)(18)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,994	5,001	0.3%
Gainsight, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	-	(14)	(13)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	L + 6.50%	12/15/2026	36,718	36,246	36,718	2.3%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	L + 5.50%	12/15/2026	404	400	400	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	-	-	-	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(53)	-	—%
Hercules Buyer, LLC (dba The Vincit Group)(18)(19)(22)	Unsecured notes	0.48% PIK	12/14/2029	1,056	1,054	1,056	—%
KPSKY Acquisition, Inc. (dba BluSky) (5)(6)(18)	First lien senior secured loan	L + 5.50%	10/19/2028	35,808	35,108	35,092	2.1%
KPSKY Acquisition, Inc. (dba BluSky) (5)(9)(13)(15)(18)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	2,046	1,986	1,985	0.1%
				195,605	192,386	192,948	11.6%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(18)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,413	6,500	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(18)	First lien senior secured loan	L + 6.50%	3/30/2027	70,970	70,299	70,616	4.2%
Gaylord Chemical Company, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	-	(35)	(20)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(18)	First lien senior secured loan	L + 5.75%	4/22/2027	6,101	5,977	5,979	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(7)	(7)	—%
				83,571	82,647	83,068	5.0%
Consumer products
ConAir Holdings LLC(5)(7)(18)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,312	45,000	2.7%
Lignetics Investment Corp.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/1/2027	50,980	50,358	50,343	3.0%
Lignetics Investment Corp.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	-	(77)	(80)	—%
Lignetics Investment Corp.(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	1,275	1,182	1,179	0.1%
Olaplex, Inc.(5)(6)(18)	First lien senior secured loan	L + 6.25%	1/8/2026	12,104	12,004	12,104	0.7%
				109,359	107,779	108,546	6.5%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(18)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,718	49,703	3.0%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	802	799	—%
Fortis Solutions Group, LLC(5)(7)(18)	First lien senior secured loan	L + 5.50%	10/13/2028	22,669	22,231	22,214	1.3%
Fortis Solutions Group, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	-	(89)	(93)	—%
Fortis Solutions Group, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	-	(61)	(64)	—%
Pregis Topco LLC(5)(7)(18)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	1.8%
Pregis Topco LLC(5)(7)(18)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.1%
				106,226	105,101	105,059	6.2%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(18)	First lien senior secured loan	L + 6.25%	11/21/2025	41,052	40,551	40,845	2.4%
Individual Foodservice Holdings, LLC(5)(8)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	2,095	1,918	2,007	0.1%
Individual Foodservice Holdings, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	111	83	99	—%
				43,258	42,552	42,951	2.5%
Education
Pluralsight, LLC(5)(8)(18)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,448	20,434	1.2%
Pluralsight, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(11)	(13)	—%
				20,641	20,437	20,421	1.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	12/3/2027	45,989	45,489	45,643	2.7%
AxiomSL Group, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	-	(9)	-	—%
AxiomSL Group, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	-	(42)	(30)	—%
Hg Genesis 8 Sumoco Limited(5)(10)(16)(18)	Unsecured facility	S + 7.50% PIK	8/28/2025	20,204	19,732	20,204	1.2%
Hg Saturn LuchaCo Limited(5)(10)(16)(18)	Unsecured facility	S + 7.50% PIK	3/30/2026	25,363	25,676	25,110	1.5%
Muine Gall, LLC(5)(8)(16)(18)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	81,667	81,780	81,667	4.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(18)	First lien senior secured loan	L + 5.75%	9/8/2025	8,559	8,478	8,505	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,680	1,646	1,669	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	-	(8)	(4)	—%
				183,462	182,742	182,764	10.9%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(8)(18)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,951	5,950	0.4%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(18)	First lien senior secured loan	L + 5.75%	5/12/2027	35,497	35,095	35,142	2.1%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	-	(17)	-	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	-	(50)	(45)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Nutraceutical International Corporation(5)(6)(18)	First lien senior secured loan	L + 7.00%	9/30/2026	11,471	11,329	11,240	0.7%
Nutraceutical International Corporation(5)(6)(18)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	735	727	721	—%
Shearer's Foods, LLC(5)(6)(18)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,735	30,000	1.8%
Ultimate Baked Goods Midco, LLC(5)(6)(18)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,109	16,088	1.0%
Ultimate Baked Goods Midco, LLC(5)(8)(13)(18)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				101,253	99,882	100,096	6.1%
Healthcare equipment and services
Medline Borrower, LP(5)(13)(14)(18)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	-	(40)	(42)	—%
Packaging Coordinators Midco, Inc.(5)(7)(18)	Second lien senior secured loan	L + 7.00%	11/30/2028	54,269	53,046	53,184	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(18)	First lien senior secured loan	L + 6.75%	1/31/2028	38,382	37,796	37,901	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(45)	(33)	—%
				92,651	90,757	91,010	5.5%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)(18)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	26,145	25,636	25,622	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(18)	First lien senior secured loan	L + 7.00%	10/27/2025	11,787	11,622	11,699	0.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	5,930	5,861	5,886	0.4%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	507	476	496	—%
OB Hospitalist Group, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.50%	9/27/2027	52,849	51,831	51,792	3.1%
OB Hospitalist Group, Inc.(5)(6)(13)(18)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	731	600	594	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(18)	Second lien senior secured loan	L + 6.50%	11/15/2029	85,000	84,160	84,150	5.0%
Quva Pharma, Inc.(5)(8)(18)	First lien senior secured loan	L + 5.50%	4/12/2028	11,789	11,464	11,464	0.7%
Quva Pharma, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	-	(30)	(33)	—%
Refresh Parent Holdings, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50%	12/9/2026	14,829	14,639	14,717	0.9%
Refresh Parent Holdings, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	4,744	4,681	4,707	0.3%
Refresh Parent Holdings, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	647	624	633	—%
				214,958	211,564	211,727	12.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(8)(18)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,480	53,441	3.2%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	-	(71)	(63)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	-	(90)	(90)	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)(18)	First lien senior secured loan	G + 4.50%	4/27/2025	432	430	424	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)(18)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,257	2,248	2,218	0.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(18)	First lien senior secured loan	L + 6.00%	10/30/2028	18,238	17,881	17,873	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	-	(27)	(28)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	-	(32)	(33)	—%
Inovalon Holdings, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.75%	11/24/2028	50,531	49,283	49,268	3.0%
Inovalon Holdings, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	-	(66)	(67)	—%
Inovalon Holdings, Inc.(5)(7)(18)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	24,071	23,591	23,589	1.4%
Intelerad Medical Systems Incorporated(5)(7)(16)(18)	First lien senior secured loan	L + 6.25%	8/21/2026	42,802	42,286	42,695	2.6%
Intelerad Medical Systems Incorporated(5)(7)(13)(16)(18)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	1,104	1,104	1,099	0.1%
RL Datix Holdings (USA), Inc.(5)(8)(16)(18)	First lien senior secured loan	L + 4.50%	4/28/2025	5,000	4,902	4,913	0.3%
RL Datix Holdings (USA), Inc.(5)(8)(16)(18)	Second lien senior secured loan	L + 7.75%	4/27/2026	5,000	4,897	4,913	0.3%
				203,745	199,816	200,152	12.1%
Household products
Walker Edison Furniture Company LLC(5)(7)(18)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	24,985	24,985	23,736	1.4%
				24,985	24,985	23,736	1.4%
Human resource support services
Cornerstone OnDemand, Inc.(5)(8)(18)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,927	43,915	2.6%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(18)	First lien senior secured loan	L + 6.00%	9/22/2028	69,407	68,066	68,192	4.1%
IG Investments Holdings, LLC (dba Insight Global)(5)(6)(13)(18)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	2,710	2,606	2,615	0.2%
				116,700	114,599	114,722	6.9%
Insurance
Alera Group, Inc.(5)(6)(18)	First lien senior secured loan	L + 5.50%	10/2/2028	69,915	68,389	68,342	4.1%
Alera Group, Inc.(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	19,210	18,780	18,769	1.1%
Ardonagh Midco 2 Plc(16)(18)(22)	Unsecured notes	12.75% PIK	1/15/2027	226	225	250	—%
Ardonagh Midco 3 Plc(5)(10)(16)(18)	First lien senior secured loan	S + 6.75%	7/14/2026	2,524	2,294	2,524	0.2%
Ardonagh Midco 3 Plc(5)(12)(16)(18)	First lien senior secured loan	E + 6.75%	7/14/2026	223	215	224	—%
Ardonagh Midco 3 Plc(5)(7)(16)(18)	First lien senior secured loan	L + 5.50%	7/14/2026	576	565	576	—%
Ardonagh Midco 3 Plc(5)(13)(15)(16)(18)	First lien senior secured delayed draw term loan	S + 6.00%	8/19/2023	—	—	—	—%
Asurion, LLC(5)(6)(17)(18)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	5,013	0.3%
Asurion, LLC(5)(6)(17)(18)	Second lien senior secured loan	L + 5.25%	1/22/2029	15,000	14,857	14,928	0.9%
Brightway Holdings, LLC(5)(7)(18)	First lien senior secured loan	L + 6.50%	12/16/2027	17,895	17,672	17,671	1.1%
Brightway Holdings, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(26)	(26)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(18)	First lien senior secured loan	L + 6.25%	4/28/2028	29,804	29,409	29,431	1.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dbaSIAA)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(28)	(28)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,348	12,113	12,101	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(18)	First lien senior secured loan	L + 6.00%	11/1/2028	27,311	27,044	27,038	1.6%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	4,822	4,774	4,774	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(15)	(16)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(18)(22)	First lien senior secured loan	9.00% PIK	10/31/2031	32,133	29,111	29,081	1.7%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(18)	First lien senior secured loan	L + 5.50%	8/28/2028	36,524	35,823	35,793	2.1%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	-	(98)	(103)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	-	(97)	(103)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured loan	L + 5.50%	7/23/2027	15,055	14,771	14,754	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(2)	(4)	—%
				288,584	280,776	280,989	16.8%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(18)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	19,121	18,702	18,690	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	-	(34)	(36)	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(18)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,489	39,800	2.4%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(18)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,409	8,440	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	—%
CivicPlus, LLC(5)(7)(18)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,297	9,293	0.6%
CivicPlus, LLC(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	-	-	-	—%
CivicPlus, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	-	(8)	(9)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(18)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,355	19,350	1.2%
EET Buyer, Inc. (dba e-Emphasys)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	-	(19)	(20)	—%
Forescout Technologies, Inc.(5)(7)(18)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	23,458	23,161	23,458	1.4%
Forescout Technologies, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(29)	-	—%
GovBrands Intermediate, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.50%	8/4/2027	8,346	8,149	8,137	0.5%
GovBrands Intermediate, Inc.(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,883	1,827	1,825	0.1%
GovBrands Intermediate, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	-	(21)	(22)	—%
Granicus, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50%	1/29/2027	13,495	13,212	13,259	0.8%
Granicus, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,535	1,498	1,501	0.1%
Granicus, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	-	(24)	(21)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(18)	First lien senior secured loan	L + 5.75%	5/25/2026	5,805	5,777	5,776	0.3%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GS Acquisitionco, Inc. (dba insightsoftware)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	-	(12)	(13)	—%
Hyland Software, Inc.(5)(6)(18)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	6,038	0.4%
MessageBird BidCo B.V.(5)(7)(16)(18)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,677	15,680	0.9%
Ministry Brands Holdings, LLC. (5)(7)(18)	First lien senior secured loan	L + 5.50%	12/29/2028	10,505	10,295	10,295	0.6%
Ministry Brands Holdings, LLC. (5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	-	(34)	(34)	—%
Ministry Brands Holdings, LLC. (5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	-	(20)	(20)	—%
Proofpoint, Inc.(5)(7)(18)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,464	7,463	0.4%
QAD Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,590	45,570	2.7%
QAD Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	-	(117)	(120)	—%
Tahoe Finco, LLC(5)(7)(16)(18)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,907	82,716	5.0%
Tahoe Finco, LLC(5)(13)(14)(16)(18)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	-	(60)	(75)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(8)(18)	First lien senior secured loan	L + 5.75%	6/30/2028	29,163	28,890	28,945	1.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(18)	First lien senior secured loan	L + 5.75%	6/30/2028	7,025	6,958	6,972	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	-	-	-	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	-	(20)	(16)	—%
When I Work, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/2/2027	22,206	21,988	21,982	1.3%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
When I Work, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	-	(40)	(42)	—%
				380,250	374,770	375,330	22.4%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(18)	First lien senior secured loan	L + 6.00%	8/5/2027	70,769	70,434	70,415	4.2%
Troon Golf, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	-	(25)	(27)	—%
				70,769	70,409	70,388	4.2%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(18)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,156	6,221	0.4%
MHE Intermediate Holdings, LLC(5)(7)(18)	First lien senior secured loan	L + 5.75%	7/21/2027	40,969	40,584	40,558	2.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,085	3,055	3,054	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	-	(33)	(36)	—%
Sonny's Enterprises LLC(5)(6)(18)	First lien senior secured loan	L + 6.75%	8/5/2026	49,457	48,695	49,457	3.0%
Sonny's Enterprises LLC(5)(6)(13)(18)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	563	507	563	—%
				100,374	98,964	99,817	6.0%
Professional services
Apex Group Treasury LLC(5)(7)(16)(18)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.3%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Apex Group Treasury LLC(5)(13)(15)(16)(18)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	-	-	-	—%
Guidehouse Inc.(5)(6)(18)	First lien senior secured loan	L + 5.50%	10/16/2028	44,465	44,032	44,020	2.6%
Guidehouse Inc.(5)(13)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	-	-	(34)	—%
Relativity ODA LLC(5)(6)(18)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,590	15,387	15,396	0.9%
Relativity ODA LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(20)	(18)	—%
				65,055	64,351	64,314	3.8%
Specialty retail
Milan Laser Holdings LLC(5)(7)(18)	First lien senior secured loan	L + 5.00%	4/27/2027	41,263	40,891	40,954	2.5%
Milan Laser Holdings LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	-	(30)	(26)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(18)	First lien senior secured loan	L + 6.50%	11/23/2027	60,915	60,015	60,002	3.6%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	-	(54)	(22)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	880	803	801	—%
The Shade Store, LLC(5)(7)(18)	First lien senior secured loan	L + 6.00%	10/13/2027	59,091	58,375	58,352	3.5%
The Shade Store, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	-	(71)	(74)	—%
				162,149	159,929	159,987	9.6%
Telecommunications

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Park Place Technologies, LLC(5)(6)(17)(18)	First lien senior secured loan	L + 5.00%	11/10/2027	7,444	7,185	7,416	0.4%
				7,444	7,185	7,416	0.4%
Transportation
Motus Group, LLC(5)(7)(18)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,901	9,900	0.6%
				10,000	9,901	9,900	0.6%
Total non-controlled/non-affiliated portfolio company debt investments				2,778,396	2,735,495	2,740,151	164.0%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(20)(21)	LP Interest	N/A	N/A	33,000	33,065	33,000	2.0%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(18)(20)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,783	33,645	2.0%
					65,848	66,645	4.0%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(18)(20)(21)	Series A Preferred Stock	N/A	N/A	431,889	648	715	—%
					648	715	—%
Business services
Denali Holding, LP (dba Summit Companies)(18)(20)(21)	Class A Units	N/A	N/A	380,658	3,807	3,807	0.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Hercules Buyer LLC (dba The Vincit Group)(18)(19)(20)(21)	Common Units	N/A	N/A	452	450	452	—%
					4,257	4,259	0.2%
Consumer products
ASP Conair Holdings LP(18)(20)(21)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1%
					1,286	1,286	0.1%
Healthcare equipment and services
KPCI Holdings, LP(18)(20)(21)	LP Interest	N/A	N/A	6,701	6,701	7,749	0.5%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(20)	Class A Units	8.00% PIK	N/A	1,653	1,759	1,759	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(20)(21)	Class B Units	N/A	N/A	22,767	44	258	—%
					8,504	9,766	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(18)(20)(21)	LP Interest	N/A	N/A	3,017	3,017	3,017	0.2%
Restore OMH Intermediate Holdings, Inc.(18)(20)	Senior Preferred Stock	13.00% PIK	N/A	381	4,261	4,251	0.3%
					7,278	7,268	0.5%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(18)(20)	Series A Preferred Stock	10.50% PIK	N/A	12,750	12,717	12,710	0.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					12,717	12,710	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(18)(20)(21)	LP Interest	N/A	N/A	8,919	892	892	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(18)(20)(21)	LP Interest	N/A	N/A	421	422	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(18)(20)(21)	Class A Units	N/A	N/A	2,757,106	6,992	6,992	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(18)(20)(21)	Class A Warrants	N/A	N/A	1,013,666	2,571	2,571	0.2%
					10,877	10,876	0.7%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(18)(20)(21)	Class A Common Stock	N/A	N/A	57,000	5,700	5,700	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(18)(20)(21)	Common Units	N/A	N/A	1,729,439	1,729	1,729	0.1%
Thunder Topco L.P. (dba Vector Solutions)(18)(20)(21)	Common Units	N/A	N/A	2,138,653	2,139	2,524	0.2%
MessageBird Holding B.V.(16)(18)(20)(21)	Extended Series C Warrants	N/A	N/A	25,540	157	157	—%
WMC Bidco, Inc. (dba West Monroe)(18)(20)	Senior Preferred Stock	11.25% PIK	N/A	33,385	32,494	32,467	1.9%
					42,219	42,577	2.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(18)(20)(21)	LP Interest	N/A	N/A	700	700	784	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					700	784	—%
Total non-controlled/non-affiliated portfolio company equity investments					154,334	156,886	9.4%
Total Investments					$2,889,829	$2,897,037	173.4%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, all investments are considered Level 3 investments.
(3)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
As of December 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $9.4 million based on a tax cost basis of $2.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $10.4 million.
(5)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), Sterling Overnight Interbank Average Rate ("SONIA" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(9)
The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(10)
The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%.
(11)
The interest rate on these loans is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.47%.
(12)
The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(13)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(14)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(15)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 10.9% of total assets as calculated in accordance with the regulatory requirements.
(17)
Level 2 investment.
(18)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(19)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(20)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $156.9 million or 9.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of December 31, 2021

(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 17, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, LP	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(21)
Investment is non-income producing.
(22)
Loan contains a fixed-rate structure.
(23)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(24)
Investment is not pledged as collateral for the credit facilities.

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

Owl Rock Capital Corporation III

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,641	$1,457
Net change in unrealized gain (loss)	4,632	2,067
Net realized gain (loss)	972	26
Net Increase (Decrease) in Net Assets Resulting from Operations	75,245	3,550
Distributions
Distributions declared from earnings	(61,708)	(2,098)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(61,708)	(2,098)
Capital Share Transactions
Issuance of common shares	1,361,428	285,002
Reinvestment of distributions	6,879	—
Net Increase in Net Assets Resulting from Capital Share Transactions	1,368,307	285,002
Total Increase in Net Assets	1,381,844	286,454
Net Assets, at beginning of period	286,454	-
Net Assets, at end of period	$1,668,298	$286,454

________________

(1)
The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$75,245	$3,550
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,631,568)	(427,793)
Proceeds from investments and investment repayments, net	182,333	4,162
Net amortization of discount on investments	(5,179)	(174)
Payment-in-kind interest	(8,129)	(739)
Payment-in-kind dividends	(2,451)	—
Net change in unrealized (gain) loss on investments	(5,436)	(1,958)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	804	(109)
Net realized (gain) loss on investments	(292)	—
Amortization of debt issuance costs	5,259	469
Amortization of offering costs	372	211
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(16,137)	(2,191)
(Increase) decrease in prepaid expenses and other assets	(1,666)	(123)
Increase (decrease) in management fee payable	2,585	214
Increase (decrease) in payables to affiliates	439	739
Increase (decrease) in accrued expenses and other liabilities	3,838	1,111
Net cash used in operating activities	(2,399,983)	(422,631)
Cash Flows from Financing Activities
Borrowings on debt	3,032,074	378,174
Payments on debt	(2,010,102)	(150,000)
Debt issuance costs	(14,867)	(4,032)
Proceeds from issuance of common shares	1,364,837	281,593
Offering costs paid	(124)	(492)
Cash distributions paid to shareholders	(27,202)	—
Net cash provided by financing activities	2,344,616	505,243
Net increase (decrease) in cash	(55,367)	82,612
Cash, beginning of period	82,612	—
Cash, end of period	$27,245	$82,612

Supplemental and Non-Cash Information
Interest expense paid	$11,514	$448
Distributions declared during the period	$61,708	$—
Reinvestment of distributions during the period	$6,879	$—
Distribution payable	$29,725	$2,098
Excise taxes paid	$8	$—
Subscriptions receivable	$—	$3,409

________________

(2)
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

Owl Rock Diversified Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on June 4, 2020 and commenced operations on June 5, 2020 with the initial closing of its Private Offering. The Company’s fiscal year ends on December 31. The year ended December 31, 2020 as presented in the consolidated financial statements represent the period June 5, 2020 (commencement of operations) through December 31, 2020.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, no investments are on non-accrual status.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction (the "Transaction") pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl. The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the year ended December 31, 2021, the Company incurred expenses of approximately $1.4 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the year ended December 31, 2020, the Company incurred expenses of approximately $0.8 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.

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

For the year ended December 31, 2021, management fees were $5.5 million. For the year ended December 31, 2020, management fees were $248.1 thousand.

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

There were no performance based incentive fees on net investment income for the year ended December 31, 2021. There were no performance based incentive fees on net investment income for the year ended December 31, 2020.

There were no capital gains based incentive fees for the year ended December 31, 2021. There were no capital gains based incentive fees for the year ended December 31, 2020.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with ORCA, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with ORCA, ORTA, ORTA II and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise “Owl Rock,” a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Company’s.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,282,500	$2,285,599	$306,652	$308,112
Second-lien senior secured debt investments	406,308	407,932	89,058	89,245
Unsecured debt investments	46,687	46,620	19,288	20,308
Preferred equity investments(1)	82,903	83,788	3,694	3,693
Common equity investments(1)	71,431	73,098	5,851	5,851
Total Investments	$2,889,829	$2,897,037	$424,543	$427,209

________________

(1)
As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The industry composition of investments based on fair value as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	2.3	-
Buildings and real estate	3.4	-
Business services	6.8	8.9
Chemicals	2.9	1.5
Consumer products	3.8	3.6
Containers and packaging	3.6	-
Distribution	1.5	9.2
Education	0.7	-
Financial services	6.3	8.6
Food and beverage	3.5	9.7
Healthcare equipment and services	3.5	8.3
Healthcare providers and services	7.6	8.0
Healthcare technology	6.9	5.7
Household products	0.8	-
Human resource support services	4.4	0.2
Insurance	10.1	0.9
Internet software and services	14.4	21.5
Leisure and entertainment	2.4	-
Manufacturing	3.5	12.2
Professional services	2.2	-
Specialty retail	5.5	-
Telecommunications	0.3	1.7
Transportation	0.3	-
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2021 and 2020 was as follows:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

	December 31, 2021	December 31, 2020
United States:
Midwest	20.7%	15.6%
Northeast	16.9	15.1
South	30.7	37.9
West	23.3	24.0
International	8.4	7.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of International was fully comprised of the United Kingdom.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2021 and 2020:

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,416	$2,278,183	$2,285,599
Second-lien senior secured debt investments	—	19,941	387,991	407,932
Unsecured debt investments	—	—	46,620	46,620
Preferred equity investments	—	—	83,788	83,788
Common equity investments	—	—	73,098	73,098
Total Investments at fair value	$—	$27,357	$2,869,680	$2,897,037

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$3,212	$304,900	$308,112
Second-lien senior secured debt investments	—	1,197	88,048	89,245
Unsecured debt investments	—	—	20,308	20,308
Preferred equity investments(1)	—	—	3,693	3,693
Common equity investments(1)	—	—	5,851	5,851
Total Investments at fair value	$—	$4,409	$422,800	$427,209

________________

(1)
As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021 and 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	2,119,494	315,418	24,659	76,747	65,481	2,601,799
Payment-in-kind	5,478	—	2,652	2,345	105	10,580
Proceeds from investments, net	(150,560)	(17,298)	—	—	—	(167,858)
Net change in unrealized gain (loss)	1,620	1,365	(1,090)	886	1,665	4,446
Net realized gains (losses)	(21)	15	—	—	(4)	(10)
Net amortization of discount on investments	4,472	443	91	117	—	5,123
Transfers into (out of) Level 3(1)	(7,200)	—	—	—	—	(7,200)
Fair value, end of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	303,724	91,805	19,273	9,544	424,346
Proceeds from investments, net	(213)	(3,949)	—	—	(4,162)
Net change in unrealized gain (loss)	1,248	174	1,020	(1)	2,441
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	141	18	15	1	175
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$304,900	$88,048	$20,308	$9,544	$422,800

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020
First-lien senior secured debt investments	$2,251	$1,248
Second-lien senior secured debt investments	1,383	174
Unsecured debt investments	(1,090)	1,020
Preferred equity investments	886	(1)
Common equity investments	1,665	—
Total Investments	$5,095	$2,441

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,650,640	Yield Analysis	Market Yield	6.5% - 12.4% (8.3%)	Decrease
	627,543	Recent Transaction	Transaction Price	90.5% - 99.4% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$213,824	Yield Analysis	Market Yield	6.5% - 10.7% (9.2%)	Decrease
	161,554	Recent Transaction	Transaction Price	98.0% - 99.0% (98.7%)	Increase
Unsecured debt investments(2)	$45,314	Yield Analysis	Market Yield	7.2% - 9.4% (8.4%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$37,896	Yield Analysis	Market Yield	11.4% - 14.6% (11.8%)	Decrease
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x	Increase
Common equity investments	$22,528	Market Approach	EBITDA Multiple	7.6x - 24.0x (17.1x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x	Increase
	50,413	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)
Excludes Level 3 investments with a fair value of $12.6 million, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 investment with a fair value of $250.0 thousand, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$-	$-	$225,215	$225,215
Revolving Credit Facility	211,373	211,373	—	—
SPV Asset Facility I	572,676	572,676	—	—
SPV Asset Facility II	132,286	132,286	—	—
2027 Notes	321,151	316,875	—	—
Promissory Note	—	—	—	—
Total Debt	$1,237,486	$1,233,210	$225,215	$225,215

________________

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
(2)
The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.6 million.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Level 1	$—	$—
Level 2	316,875	—
Level 3	916,335	225,215
Total Debt	$1,233,210	$225,215

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and 2020, the Company’s asset coverage was 233% and 225%, respectively.

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$215,656	$234,344	$211,373
SPV Asset Facility I	$625,000	$575,000	$24,665	$572,676
SPV Asset Facility II	$350,000	$135,000	$15,139	$132,286
2027 Notes	$325,000	$325,000	$-	$321,151
Promissory Note	$250,000	$-	$250,000	$-
Total Debt	$2,000,000	$1,250,656	$524,148	$1,237,486

________________

(1)
The amount available reflects any limitations related to each credit facility's borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
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

For the years ended December 31, 2021 and 2020, the components of interest expense were as follows:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
($ in thousands)	2021	2020(1)
Interest expense	$14,854	$941
Amortization of debt issuance costs	5,259	469
Total Interest Expense	$20,113	$1,410
Average interest rate	2.5%	3.5%
Average daily borrowings	$597,062	$67,832

________________

(1)
Averages are calculated based on the period commencing on the Subscription Credit Facility's closing date, August 12, 2020, through December 31, 2020.

Description of Facilities

Revolving Credit Facility

On September 10, 2021, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility became effective on September 13, 2021. The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time parties thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A. and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Book Runners.

The Revolving Credit Facility is guaranteed by OR Lending III LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $450 million (increased from $375 million on December 22, 2021), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

The Subscription Credit Facility permitted the Company to borrow up to $550 million, subject to availability under the borrowing base, which was based on unused capital commitments. Effective November 12, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at the Company's election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month LIBOR plus 1.00%. Loans were able to be converted from one rate to another at any time at the Company's election, subject to certain conditions. The Company predominantly borrowed utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. The Company also paid an unused commitment fee of 0.25% per annum on the unused commitments.

SPV Asset Facility I

On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a credit agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, the Company, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, and make various other changes. The following describes the terms of SPV Asset Facility I amended through December 8, 2021 (the “SPV Asset Facility I Second Amendment Date”).

From time to time, the Company expects to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing through its ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $625 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100 million sub-limit for swingline loans.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to one year after the SPV Asset Facility I Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on July 29, 2024 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars bear interest at LIBOR plus a spread of 2.15%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.15%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.15%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.15%. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay the debts of the Company.

Borrowings of ORCC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility II

On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, the Company, as equityholder and services

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian.

From time to time, the Company expects to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing II through our ownership of ORCC III Financing II. The maximum principal amount of the SPV Asset Facility II is $350 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period (the “SPV Asset Facility II Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by ORCC III Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). LIBOR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 70%) of the total commitments under the SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC III Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC III Financing II and on any payments received by ORCC III Financing II in respect of those assets. Assets pledged to the lenders will not be available to pay the debts of the Company.

Borrowings of ORCC III Financing II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

2027 Notes

On October 13, 2021, the Company issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The 2027 Notes initially bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement for the benefit of the purchasers of the 2027 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2027 Notes. The Company may redeem some or all of the 2027 Notes at any time, or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

be redeemed through March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after March 13, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Promissory Note

On September 13, 2021, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. The Company may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.

The interest rate on amounts borrowed pursuant to the Promissory Notes, prior to February 23, 2022, was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the credit agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Alera Group, Inc.	First lien senior secured delayed draw term loan	$677	$-
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	-
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	-	365
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	237	-
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	-
Associations, Inc.	First lien senior secured revolving loan	5,315	-
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	2,123
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	-
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	-
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	-
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	-
CivicPlus, LLC	First lien senior secured revolving loan	880	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	18,980	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	6,852	-
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	-
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	-
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	-
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	-
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	9,183	-
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	-
Gainsight, Inc.	First lien senior secured revolving loan	872	-
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	-
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	2,789	-
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	-
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	-
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	-
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	-
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	-
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,128
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	-
Guidehouse Inc.	First lien senior secured revolving loan	3,356	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	3,693	-
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,710	-
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	15,723	2,964
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,387	1,943
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	-
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	-
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,051	-
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	-
Lignetics Investment Corp.	First lien senior secured revolving loan	6,373	-
Medline Borrower, LP	First lien senior secured revolving loan	1,847	-

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	-
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	-
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	-
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	-
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	-
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	5,073
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,054	976
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	-
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	-
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	-
Nutraceutical International Corporation	First lien senior secured revolving loan	-	735
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,120	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	-
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	2,190	-
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	-
Pluralsight, LLC	First lien senior secured revolving loan	1,294	-
QAD Inc.	First lien senior secured revolving loan	6,000	-
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	-
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	133	4,914
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,149	1,286
Relativity ODA LLC	First lien senior secured revolving loan	1,480	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,381	3,944
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	-
The Shade Store, LLC	First lien senior secured revolving loan	5,909	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	-
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,143	-
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	-
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	-
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	-
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	-
When I Work, Inc.	First lien senior secured revolving loan	4,164	-
Total Unfunded Portfolio Company Commitments		$311,487	$33,055

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

As of December 31, 2021, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of December 31, 2021, the Company had approximately $1.7 billion in total Capital Commitments from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2020, the Company had approximately $1.4 billion in total Capital Commitment from investors (approximately $1.1 billion undrawn), of which $55.1 million is from entities affiliated with or related to the Adviser (approximately $37.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the year ended December 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
October 29, 2021	November 12, 2021	43,658,640	661,428,408
Total		90,505,456	$1,361,428,408

During the year ended December 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 17, 2020	June 30, 2020	1,000,000	15,000,000
July 13, 2020	July 24, 2020	2,473,171	35,000,000
July 31, 2020	August 13, 2020	1,769,199	25,000,000
September 17, 2020	September 30, 2020	2,470,106	35,000,000
November 24, 2020	December 8, 2020	6,980,989	100,000,000
December 16, 2020	December 30, 2020	5,164,898	75,000,000
Total		19,858,363	$285,000,000

Distributions

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

The following table reflects the distribution declared on shares of the Company's common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
December 31, 2020	December 31, 2020	January 29, 2021	$0.11

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

There was no common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020
Increase (decrease) in net assets resulting from operations	$75,245	$3,550
Weighted average shares of common stock outstanding—basic and diluted	45,110,198	5,897,537
Earnings per common share—basic and diluted	$1.67	$0.60

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2021 and 2020 to undistributed taxable income at December 31, 2021 and 2020, respectively.

	Years Ended December 31,
($ in millions)	2021	2020
Increase in net assets resulting from operations	$75.2	$3.6
Adjustments:
Net unrealized (gain) loss on investments	$(4.6)	$(2.1)
Other income (loss) for tax purposes, not book	(2.9)	-
Deferred organization costs	-	0.6
Other book-tax differences	0.9	0.2
Realized gain/loss differences	-	-
Taxable Income	$68.6	$2.3

For the year ended December 31, 2021

Total distributions declared during the year ended December 31, 2021 of $61.7 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2021, the Company had $6.8 million of undistributed ordinary income, $0.2 million of undistributed capital gains, as well as $9.3 million of net unrealized gain on investments and $(0.6) million of other temporary differences. For the year ended December 31, 2021, 89.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. The permanent differences were principally related to $0.3 million of non-deductible offering costs and $0.2 million attributable to U.S. federal excise taxes.

As of December 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $9.4 million based on a tax cost basis of $2.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $10.4 million.

For the year ended December 31, 2020

Total distributions declared during the year ended December 31, 2020 of $2.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2020, the Company had $0.2 million of undistributed ordinary income, as well as $2.1 million of net unrealized gain on investments and $(0.6) million of other temporary differences. For the year ended December 31, 2020, 85.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2021 and 2020:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31,	Period from June 5, 2020 to December 31,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.42	$-
Net investment income (loss)(1)	1.54	0.25
Net realized and unrealized gain (loss)(1)	0.24	0.35
Total from operations	1.78	0.60
Issuance of common stock	-	13.93
Distributions declared from net investment income(2)	(1.15)	(0.11)
Total increase in net assets	0.63	14.42
Net asset value, end of period	$15.05	$14.42
Shares outstanding, end of period	110,830,108	19,858,463
Total Return, based on net asset value(3)	12.3%	(3.1)%
Ratios / Supplemental Data
Asset coverage ratio(4)	233.1%	225.0%
Ratio of total expenses to average net assets(5)	4.3%	7.1%
Ratio of net investment income to average net assets(5)	9.4%	3.0%
Net assets, end of period	$1,668,298	$286,454
Weighted-average shares outstanding	45,110,198	5,897,537
Total capital commitments, end of period	1,695,009	1,405,595
Ratio of total contributed capital to total committed capital, end of period	97.1%	20.3%
Portfolio turnover rate	12.3%	2.8%

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
(5)
For the period ended December 31, 2020, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements - Continued

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board since 2020 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On February 18, 2022, the Company entered into an amendment to SPV Asset Facility II which converted the benchmark rate of the facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments.

On February 23, 2022, the Company entered into an amendment to the FIC Agreement to reduce the amount that can be borrowed pursuant to the Promissory Notes from $250 million to $150 million. The interest rate on amounts borrowed pursuant to the Promissory Notes after February 23, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

On February 23, 2022, the Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2022, payable on or before May 15, 2022.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

As of December 31, 2021, our Board consisted of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2024 annual meeting of shareholders; the terms of our Class II directors will expire at the 2022 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2023 annual meeting of shareholders.

Mr. Temple and Ms. Weiler serve as Class I directors (with terms expiring in 2024). Messrs. Packer and D’Alelio serve as Class II directors (with terms expiring in 2022). Messrs. Kaye and Woolridge serve as Class III directors (with terms expiring in 2023). On January 24, 2022, Mr. Finn notified the Company of his intention to resign as a director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors. Mr. Finn served as a Class I director.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 61	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class III Director since 2020	7

Owl Rock Capital Corporation ("ORCC")

Owl Rock Capital Corporation II (“ORCC II”)

Owl Rock Core Income Corp. ("ORCIC")

Owl Rock Technology Finance Corp. (“ORTF”)

Owl Rock Technology Finance Corp. II ("ORTF II")

Owl Rock Technology Income Corp. ("ORTIC")

The Scotts Miracle Gro Company

Sarcos Technology and Robotic Corporation

Eric Kaye, 58	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2023	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Victor Woolridge, 65	Director	Managing Director of Barings Real Estate Advisers, LLC	Class III Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class I Director since 2020; Term expires in 2024	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC Plains All American Pipeline Company
Melissa Weiler, 57	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class I Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 69	Chairman of the Board, Director	Retired	Class II Director since 2020; Term expires in 2022	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Director(4)
Craig W. Packer, 55	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC II, ORCIC, ORTF, ORTF II, and ORTIC (the "Owl Rock BDCs") Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class II Director since 2020; Term expires in 2022	7	ORCC ORCC II ORCIC ORTF ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")

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
(4)
"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market will provide the Board of Directors with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co-President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm, and a director of Sarcos Technology and Robotics Corporation. From March 2016 and November 2016 to February 23, 2022, he served on the boards of directors of ORCC and ORCC II, respectively, from August 2018 to February 23, 2022, he served on the board of directors of ORTF, from February 2020 and September 2020 to February 23, 2022, he served on the boards of directors of the Company and ORCIC, respectively, and from August 2021 and November 2021 to February 23, 2022, he served on the boards of directors or ORTIC and ORTF II, respectively. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Mr. Temple has served as President of DelTex Capital LLC, a private investment firm, since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and

November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and ORCIC, respectively, and since August 2021 and November 2021 he has served on the board of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board of Directors.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009 he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the boards of directors of Jefferies Financial Group Inc. since June 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, ORCC, ORCC II, ORTF and ORCIC in February 2021 and the boards of directors of ORTIC and ORTF II in August 2021 and November 2021, respectively.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board of Directors.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORTF, ORCIC, ORTIC, and ORTF II in November 2021.

We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Interested Director

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of the Company and ORCIC since February 2020 and September 2020, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser will provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met nine times during 2021 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. As of December 31, 2021, the Board was composed of seven members, six of whom were directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. As of February 23, 2022, the Board is composed of six members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowl.com.

As of December 31, 2021, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Brian Finn	Brian Finn
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;

(b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;

(d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;

(e) pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f) acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had nine formal meetings in 2021.

Our Board as determined that Christopher M. Temple qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a) recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b) makes recommendations with regard to the tenure of the directors;

(c) is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and

(d) recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had five formal meetings in 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct

We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.owlrockbdcs.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2020
Bryan Cole	37	Chief Financial Officer and Chief Operating Officer	2020
Alexis Maged	56	Vice President	2020
Neena Reddy	43	Vice President and Secretary	2020
Alan Kirshenbaum	51	Executive Vice President	2020
Jonathan Lamm	47	Vice President	2021
Matthew Swatt	33	Co-Chief Accounting Officer and Co-Treasurer	2021
Shari Withem	39	Co-Chief Accounting Officer and Co-Treasurer	2021

The address for each of our executive officers is c/o Owl Rock Capital Corporation III, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl, a member of the firm's Operating Committee, and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl's registered investment advisers, including the Owl Rock Advisers. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC II, ORCIC and ORTIC, and as the Chief Accounting Officer and Controller of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services-Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Kirshenbaum is is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of the Company and ORTF, and as Chief Operating Officer of ORCC II, ORCC III and ORCIC. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 2015-2021, ORTF from 2018-2021, and the Company and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

Mr. Lamm is a Managing Director of Blue Owl a Vice President of the Company, ORCC II, ORCIC and ORTIC, and the Chief Operating Officer and Chief Financial Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services --Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The Investment Team performs a similar role for ORCC, ORCC II and ORCIC and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021, Jeff Walwyn. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979

In addition to managing our investments, as of December 31, 2021, Messrs. Ostrover, Packer, Lipschultz, Maged and Walwyn, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation I	Business development company	U.S. middle-market lending	$13,298.2
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,501.1
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$3,163.7
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,291.7
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$45.0
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology lending	$0.1

As of December 31, 2021, our portfolio managers also managed private funds (the "Owl Rock Private Funds") with a total of approximately $4.6 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance, respectively of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee, who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of the Company and ORCIC from 2020-2021. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as the Co-Chief Investment Officer of each of the Owl Rock Advisers, and is a member of the Adviser's Investment Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee and board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees.

Jeff Walwyn

Mr. Walwyn is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the investment committee of the Adviser and Owl Rock Capital Advisors LLC. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business and is a Chartered Financial Analyst.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 25, 2022 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation III(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(2)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	—	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Jeff Walwyn	—	—

(1)
Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.

(2)
The dollar range of equity securities of the Company beneficially owned by investment committee members of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2021 times the number of shares beneficially owned.
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by investment committee members of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.70 as of February 18, 2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the investment committee member, (2) the net asset value per share of Owl Rock Capital Corporation II's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the investment committee member, (3) the net asset value per share of Owl Rock Technology Finance Corp.'s common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the investment committee member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the investment committee member and (7) the total dollar range of equity securities in the Company beneficially owned by the investment committee member.

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

Director Compensation

No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2021, these directors were Edward D’Alelio, Brian Finn, Eric Kaye, Christopher M. Temple, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$232,500	$232,500	$1,160,342
Christopher M. Temple	$222,500	$222,500	$1,112,720
Eric Kaye	$212,500	$212,500	$1,072,720
Brian Finn	$207,500	$207,500	$1,028,277
Melissa Weiler	$202,500	$202,500	$1,004,277
Victor Woolridge	$37,500	$37,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 25, 2022 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 111,212,207 shares of our common stock outstanding as of February 25, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
California State Teachers' Retirement System(1)	16,719,254	15.0%
The State of Oregon(2)	10,456,079	9.4%
Maine Public Employees Retirement System(3)	7,070,174	6.4%
Migdal Insurance Company LTD.(4)	6,157,878	5.5%
ORCC III Investors L.L.C.(5)	5,767,091	5.2%
Interested Directors(6)
Craig W. Packer(7)	3,718,523	3.3%
Independent Directors
Edward D'Alelio	—	0.0%
Eric Kaye	—	0.0%
Christopher M. Temple	—	0.0%
Melissa Weiler	—	0.0%
Victor Woolridge	—	0.0%
Executive Officers		0.0%
Karen Hager	—	0.0%
Bryan Cole	—	0.0%
Alexis Maged	—	0.0%
Alan Kirshenbaum(7)	3,718,523	3.3%
Jonathan Lamm	—	0.0%
Matthew Swatt	—	0.0%
Shari Withem	—	0.0%
Neena Reddy	—	0.0%
All officers and directors as a group (14 persons)(8)	3,718,523	3.3%

(1)
The address of the California State Teachers’ Retirement System is 100 Waterfront Place, 15th Floor, West Sacramento, CA 95605-2807.
(2)
The State of Oregon, by and through the Oregon Investment Council, holds these shares on behalf of the Oregon Public Employees Retirement Fund. The address of the Oregon Public Employees Retirement Fund is 16920 SW Upper Boones Ferry Road, Tigard, OR 97224.
(3)
The address of the Main Public Employees Retirement System is One City Center, 8th Floor, Portland, Maine 04101.
(4)
The address of Migdal Insurance Company LTD. is 4 Efal Street, Petach-Tikva, Israel, 4951104.

(5)
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
(6)
The address for each of the directors and officers is c/o Owl Rock Capital Corporation III, 399 Park Avenue, 38th Floor, New York, New York 10022.
(7)
Shares are held by Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”) is a Delaware limited liability company. Owl Rock Feeder FIC LLC (“Feeder FIC Parent”) is the sole member of Feeder FIC and has the power to vote (or direct the vote) of shares held by Feeder FIC. Messrs. Ostrover, Packer, Lipschultz and Kirshenbaum serve as Chief Executive Officer, Chief Investment Officer, President and Chief Operations Officer/Chief Financial Officer, respectively of Feeder FIC Parent. Messrs. Packer and Kirshenbaum disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein.
(8)
Includes a total of 3,718,523 shares held by Feeder FIC LLC.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of the February 18, 2022 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation III(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Director
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Brian Finn	—	over $100,000
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	—

(1)
Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2021, times the number of shares of the Company's common stock beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (t) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (u) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned, (v) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation II as of December 31, 2021, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (w) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. II as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. II beneficially owned, (x) the product obtained by multiplying the current net offering price of Owl Rock Core Technology Income Corp., times the number of shares of Owl Rock Core Technology Income Corp. beneficially owned, (y) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock of $14.70 as of February 18, 2022 by the number of shares of Owl Rock Capital Corporation beneficially owned, and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies.

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and certain of our officers and directors and professionals of Blue Owl, and the Owl Rock Advisers are officers of Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including the “Owl Rock Clients”, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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

Exemptive Relief

We intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, D'Alelio, Woolridge, and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020(1)
Audit Fees	$507,500	$318,000
Audit-Related Fees(2)	—	—
Tax Fees	93,150	—
All Other Fees(3)	50,000	—
Total Fees	$650,650	$318,000
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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form10, filed on June 5, 2020).
4.1	Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
4.2

Indenture, dated as of October 13, 2021 by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K, filed October 14, 2021).

4.3

First Supplemental Indenture, dated as of October 13, 2021, relating to the 3.125% Notes due 2027, by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed October 14, 2021).

4.4	Form of 3.125% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by Reference to Exhibit 4.3 of the current report on Form 8-K, filed October 14, 2021).
4.5

Form of 3.125% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by Reference to Exhibit 4.4 the current report on Form 8-K, filed October 14, 2021).

4.6

Registration Rights Agreement, dated as of October 13, 2021, by and among J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by Reference to Exhibit 4.5 the current report on Form 8-K, filed October 14, 2021).

4.7*	Description of Securities.
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).

10.3

Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation III and Owl Rock Diversified Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.4

Amended and Restated Administration Agreement between Owl Rock Capital Corporation III and Owl Rock Diversified Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.5	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
10.7	Custody Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on July 17, 2020).
10.8	License Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on June 5, 2020).
10.9

Revolving Credit Agreement dated August 12, 2020, between Owl Rock Capital Corporation III as the Initial Borrower, State Street Bank and Trust Company, as the Administrative Agent, Letter of Credit Issuer, Sole Bookrunner, a Co-Lead Arranger and a Lender and PNC Capital Markets LLC, as a Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 17, 2020).

10.10

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

10.11

Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 2, 2021).

10.12

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

10.13

Guarantee and Security Agreement, dated as of September 10, 2021, among Owl Rock Capital Corporation III, as Borrower, OR Lending III LLC, as Subsidiary Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed September 15, 2021).

10.14

Loan Agreement, dated as of September 13, 2021, by and between Owl Rock Capital Corporation III and Owl Rock Feeder FIC BDC III LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed September 15, 2021).

10.15

Form of Amendment No. 1 to Loan and Servicing Agreement, by and among ORCC Financing III LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 8, 2021).

10.16

Loan Financing and Servicing Agreement, dated as of December 2, 2021, among ORCC III Financing II LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 7, 2021).

10.17

Sale and Contribution Agreement, dated as of December 2, 2021, between Owl Rock Capital Corporation III, as Seller and ORCC III Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed December 7, 2021).

10.18

Form of Amendment No. 2 to Loan and Servicing Agreement, by and among ORCC Financing III LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 10, 2021).

10.19*	Amendment No. 1 to Loan Agreement, dated as of February 23, 2022, by and between Owl Rock Capital Corporation III and Owl Rock Feeder FIC BDC III LLC.
10.20

Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 18, 2022, among ORCC III Financing II LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, Owl Rock Capital Corporation III as equityholder and as services provider and Deutsche Bank AG, New York Branch as an agent and as a committed lender (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on February 24, 2022).

14.1*	Code of Ethics
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*Filed herein

**Furnished herein

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation III

Date: February 25, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 25, 2022.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Financial Officer and Chief Operating Officer
Bryan Cole

/s/ Matthew Swatt	Co-Chief Accounting Officer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer and Co-Controller
Shari Withem