Form 10-Q
period 2022-03-31
Owl Rock Capital Corp III
filed 2022-05-06
CIK 1807427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 6, 2022 the registrant had 111,212,207 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation III

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,932,553 and $2,889,829, respectively)	$2,922,855	$2,897,037
Cash	42,584	27,245
Interest receivable	19,876	18,328
Prepaid expenses and other assets	1,768	1,825
Total Assets	$2,987,083	$2,944,435
Liabilities
Debt (net of unamortized debt issuance costs of $16,867 and $13,170, respectively)	$1,273,383	$1,237,486
Distribution payable	36,790	29,725
Management fee payable	3,663	2,799
Payables to affiliates	750	1,178
Accrued expenses and other liabilities	8,931	4,949
Total Liabilities	1,323,517	1,276,137
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 111,212,207 and 110,830,108 shares issued and outstanding, respectively	1,112	1,108
Additional paid-in-capital	1,657,163	1,651,416
Total distributable earnings (losses)	5,291	15,774
Total Net Assets	1,663,566	1,668,298
Total Liabilities and Net Assets	$2,987,083	$2,944,435
Net Asset Value Per Share	$14.96	$15.05

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$46,499	$8,975
PIK interest income	6,629	913
Other income	3,127	289
Total investment income from non-controlled, non-affiliated investments	56,255	10,177
Total Investment Income	56,255	10,177
Expenses
Interest expense	9,340	1,432
Management fee	3,663	543
Professional fees	999	511
Directors' fees	311	256
Other general and administrative	599	362
Total Expenses	14,912	3,104
Net Investment Income (Loss) Before Taxes	41,343	7,073
Excise tax expense (benefit)	413	33
Net Investment Income (Loss) After Taxes	$40,930	$7,040
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	(15,500)	1,784
Translation of assets and liabilities in foreign currencies	(7)	(221)
Total Net Change in Unrealized Gain (Loss)	(15,507)	1,563
Net realized gain (loss):
Non-controlled, non-affiliated investments	869	22
Foreign currency transactions	15	193
Total Net Realized Gain (Loss)	884	215
Total Net Realized and Change in Unrealized Gain (Loss)	(14,623)	1,778
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,307	$8,818
Earnings Per Share - Basic and Diluted	$0.24	$0.44
Weighted Average Shares Outstanding - Basic and Diluted	111,084,841	19,879,496

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,164	$82,595	$82,480	5.0%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	-	(135)	(150)	—%
				84,164	82,460	82,330	5.0%
Aerospace and defense
Peraton Corp.(5)(6)(20)(21)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,365	14,421	0.9%
				14,562	14,365	14,421	0.9%
Buildings and real estate
Associations, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	81,032	79,976	80,020	4.8%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	-	(62)	(66)	—%
RealPage, Inc.(5)(6)(20)(21)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,411	6,508	0.4%
				87,532	86,325	86,462	5.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Business services
Denali Buyerco LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured loan	L + 6.00%	9/15/2028	52,133	51,650	51,352	3.2%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	3,417	3,311	3,281	0.2%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	1,621	1,566	1,530	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(5)(7)(21)	First lien senior secured loan	L + 5.50%	9/13/2028	47,708	46,813	46,515	2.8%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(88)	(143)	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,997	4,988	0.3%
Gainsight, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	-	(14)	(15)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L + 6.50%	12/15/2026	36,625	36,174	36,625	2.3%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L + 5.50%	12/15/2026	403	400	397	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	1,508	1,493	1,474	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	458	408	458	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes	0.48% PIK	12/14/2029	1,056	1,056	1,056	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/19/2028	35,718	35,040	34,825	2.1%
KPSKY Acquisition, Inc. (dba BluSky)(5)(9)(16)(18)(21)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	2,041	1,983	1,959	0.1%
				187,765	184,789	184,302	11.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(7)(21)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,416	6,484	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(21)	First lien senior secured loan	L + 6.50%	3/30/2027	70,792	70,148	70,261	4.2%
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	-	(34)	(30)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(21)	First lien senior secured loan	L + 5.75%	4/22/2027	6,086	5,967	5,949	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(7)	(8)	—%
				83,378	82,490	82,656	5.0%
Consumer products
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,329	44,663	2.7%
Foundation Consumer Brands, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	2/12/2027	4,000	4,001	4,000	0.2%
Lignetics Investment Corp.(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/1/2027	50,853	50,254	49,709	3.0%
Lignetics Investment Corp.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	-	(74)	(143)	—%
Lignetics Investment Corp.(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	2,167	2,079	1,995	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(11)(21)	First lien senior secured loan	SR + 5.25%	3/12/2029	754	740	739	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	-	(2)	(2)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	7	6	6	—%
Vermont Aus Pty Ltd(5)(10)(19)(21)	First lien senior secured loan	SR + 5.50%	3/22/2028	1,000	975	975	0.1%
				103,781	102,308	101,942	6.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(21)	First lien senior secured loan	L + 5.75%	10/2/2028	50,080	49,608	49,328	3.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(6)(16)(21)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	804	773	—%
Fortis Solutions Group, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	10/13/2028	22,612	22,191	22,046	1.3%
Fortis Solutions Group, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	-	(86)	(139)	—%
Fortis Solutions Group, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	-	(58)	(80)	—%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,700	1.8%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,494	0.1%
				106,043	104,959	104,122	6.2%
Distribution
ABB/Con-cise Optical Group LLC(5)(8)(21)	First lien senior secured loan	L + 7.50%	2/23/2028	906	892	892	0.1%
ABB/Con-cise Optical Group LLC(5)(9)(16)(21)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	35	34	33	—%
Individual Foodservice Holdings, LLC(5)(8)(21)	First lien senior secured loan	L + 6.25%	11/21/2025	58,722	58,084	58,282	3.5%
Individual Foodservice Holdings, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	444	419	425	—%
				60,107	59,429	59,632	3.6%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Education
Pluralsight, LLC(5)(8)(21)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,450	20,383	1.2%
Pluralsight, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(11)	(16)	—%
				20,641	20,439	20,367	1.2%
Financial services
AxiomSL Group, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.00%	12/3/2027	45,873	45,392	45,184	2.7%
AxiomSL Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	-	(8)	(9)	—%
AxiomSL Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	-	(39)	(60)	—%
Hg Genesis 8 Sumoco Limited(5)(12)(19)(21)	Unsecured facility	SA + 7.50% PIK	8/28/2025	19,640	19,744	19,591	1.2%
Hg Genesis 9 Sumoco Limited(5)(14)(19)(21)	Unsecured facility	E + 7.00% PIK	3/10/2027	1,001	988	993	0.1%
Hg Saturn LuchaCo Limited(5)(13)(19)(21)	Unsecured facility	G + 7.50% PIK	3/30/2026	25,639	26,672	25,319	1.5%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	81,667	81,879	81,462	4.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L + 5.75%	9/8/2025	8,538	8,462	8,432	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,676	1,644	1,648	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	-	(7)	(7)	—%
Smarsh Inc.(5)(10)(21)	First lien senior secured loan	SR + 6.50%	2/16/2029	762	754	754	—%
Smarsh Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	-	(1)	-	—%
Smarsh Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	-	-	-	—%
				184,796	185,480	183,307	11.0%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(7)(21)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,952	5,925	0.4%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(21)	First lien senior secured loan	L + 5.75%	5/12/2027	35,408	35,026	34,877	2.1%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	-	(16)	(56)	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	-	(48)	(67)	—%
CFS Brands, LLC(5)(6)(21)	First lien senior secured loan	L + 3.00%	3/20/2025	1,933	1,867	1,865	0.1%
CFS Brands, LLC(5)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	-	-	-	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(11)(21)	First lien senior secured loan	SR + 6.00%	3/11/2027	22,200	21,870	21,867	1.3%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.00%	5/16/2022	-	-	-	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.00%	9/30/2022	-	-	-	—%
KBP Brands, LLC(5)(6)(21)	First lien senior secured loan	L + 5.00%	5/26/2027	287	283	283	—%
KBP Brands, LLC(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.00%	12/22/2023	638	629	629	—%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured loan	L + 7.00%	9/30/2026	11,397	11,262	11,083	0.7%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	735	728	715	—%
Shearer's Foods, LLC(5)(6)(21)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,742	29,850	1.8%
Ultimate Baked Goods Midco, LLC(5)(7)(21)	First lien senior secured loan	L + 6.25%	8/13/2027	16,459	16,083	15,965	1.0%
Ultimate Baked Goods Midco, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,250	1,205	1,190	0.1%
				126,307	124,583	124,126	7.5%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Confluent Medical Technologies, Inc.(5)(10)(21)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	980	980	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(21)	First lien senior secured loan	L + 5.75%	2/1/2029	854	837	837	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	-	(2)	(2)	—%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	-	(38)	(55)	—%
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L + 7.00%	12/13/2029	54,269	53,074	52,912	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(6)(21)	First lien senior secured loan	L + 6.75%	1/31/2028	38,317	37,754	37,742	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(42)	(40)	—%
Rhea Parent, Inc.(5)(10)(21)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	758	—%
				95,214	93,322	93,132	5.7%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(7)(21)	First lien senior secured loan	L + 5.50%	3/17/2025	2,499	2,499	2,499	0.2%
Ex Vivo Parent Inc.(5)(7)(21)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	26,145	25,649	25,557	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(21)	First lien senior secured loan	L + 7.00%	10/27/2025	11,757	11,601	11,552	0.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	5,915	5,851	5,809	0.3%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,132	1,102	1,104	0.1%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Natural Partners, LLC(5)(6)(19)(21)	First lien senior secured loan	L + 6.00%	11/29/2027	2,328	2,283	2,282	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	-	(3)	(3)	—%
OB Hospitalist Group, Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	9/27/2027	52,716	51,737	51,399	3.1%
OB Hospitalist Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	-	(125)	(171)	—%
Parexel International, Inc. (dba Parexel)(5)(6)(21)	Second lien senior secured loan	L + 6.50%	11/15/2029	85,000	84,181	83,725	5.0%
Quva Pharma, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	4/12/2028	11,759	11,446	11,377	0.7%
Quva Pharma, Inc.(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	331	302	293	—%
				199,582	196,523	195,423	11.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(8)(21)	First lien senior secured loan	L + 5.75%	8/23/2028	54,175	53,370	53,091	3.2%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	-	(69)	(117)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	-	(86)	(113)	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured loan	G + 4.50%	4/27/2025	420	431	410	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,194	2,251	2,150	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(10)(21)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,974	20,574	20,502	1.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(10)(16)(21)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	136	130	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Inovalon Holdings, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	50,886	49,673	49,487	3.0%
Inovalon Holdings, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	-	(64)	(81)	—%
Inovalon Holdings, Inc.(5)(7)(21)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	24,763	24,288	24,205	1.5%
Intelerad Medical Systems Incorporated(5)(7)(19)(21)	First lien senior secured loan	L + 6.25%	8/21/2026	42,695	42,203	42,481	2.6%
Intelerad Medical Systems Incorporated(5)(7)(16)(19)(21)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	1,104	1,104	1,095	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(21)	First lien senior secured loan	L + 6.25%	12/24/2026	4,783	4,752	4,752	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	12/26/2024	-	(1)	(1)	—%
RL Datix Holdings (USA), Inc.(5)(8)(19)(21)	First lien senior secured loan	L + 5.00%	4/28/2025	5,000	4,909	4,888	0.3%
RL Datix Holdings (USA), Inc.(5)(8)(19)(21)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,902	4,900	0.3%
				212,161	208,373	207,779	12.6%
Household products
Walker Edison Furniture Company LLC(5)(7)(21)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	25,110	25,110	22,850	1.4%
				25,110	25,110	22,850	1.4%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,943	43,692	2.6%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(21)	First lien senior secured loan	L + 6.00%	9/22/2028	69,233	67,934	67,848	4.1%
IG Investments Holdings, LLC (dba Insight Global)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	1,084	985	975	0.1%
				114,900	112,862	112,515	6.8%
Infrastructure and environmental services
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(10)(21)	First lien senior secured loan	SR + 5.75%	3/13/2028	685	672	671	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	-	(2)	(2)	—%
				685	670	669	—%
Insurance
Alera Group, Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/2/2028	69,740	68,262	67,822	4.1%
Alera Group, Inc.(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	19,139	18,725	18,601	1.1%
Ardonagh Midco 2 Plc(19)(21)(25)	Unsecured notes	11.50%	1/15/2027	241	239	255	—%
Ardonagh Midco 3 Plc(5)(12)(19)(21)	First lien senior secured loan	SA + 7.00%	7/14/2026	2,454	2,297	2,454	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured loan	E + 7.00%	7/14/2026	219	216	218	—%
Ardonagh Midco 3 Plc(5)(8)(19)(21)	First lien senior secured loan	L + 5.75%	7/14/2026	576	566	572	—%
Ardonagh Midco 3 Plc(5)(16)(17)(18)(19)(21)	First lien senior secured delayed draw term loan	SA + 5.75%	8/19/2023	—	—	(2)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	4,895	0.3%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/22/2029	15,000	14,861	14,645	0.9%
Brightway Holdings, LLC(5)(6)(21)	First lien senior secured loan	L + 6.50%	12/16/2027	17,895	17,680	17,626	1.1%
Brightway Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(25)	(32)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(21)	First lien senior secured loan	L + 6.25%	4/28/2028	29,730	29,348	29,283	1.8%
Evolution BuyerCo, Inc. (dbaSIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(27)	(33)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(21)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,557	12,328	12,306	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/1/2028	34,237	33,912	33,723	2.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(14)	(23)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	33,349	30,371	29,764	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/28/2028	36,433	35,754	35,522	2.1%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	-	(94)	(155)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	206	113	77	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(21)	First lien senior secured loan	L + 5.50%	7/23/2027	15,017	14,745	14,642	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(1)	(9)	—%
				291,811	284,256	282,151	16.9%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(21)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	19,549	19,142	19,061	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	-	(33)	(40)	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(21)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,511	39,700	2.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(21)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,412	8,419	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	566	—%
CivicPlus, LLC(5)(7)(21)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,301	9,246	0.6%
CivicPlus, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	-	-	(22)	—%
CivicPlus, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	-	(8)	(13)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(21)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,361	19,252	1.2%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	-	(18)	(29)	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	40,783	40,334	40,783	2.5%
Forescout Technologies, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(27)	-	—%
GovBrands Intermediate, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/4/2027	8,325	8,136	8,034	0.5%
GovBrands Intermediate, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,873	1,820	1,788	0.1%
GovBrands Intermediate, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	-	(20)	(31)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.50%	1/29/2027	13,461	13,191	13,159	0.8%
Granicus, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,531	1,496	1,484	0.1%
Granicus, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	-	(23)	(27)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(8)(21)	First lien senior secured loan	L + 5.75%	5/25/2026	5,790	5,763	5,732	0.3%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	-	(12)	(38)	—%
Hyland Software, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	5,940	0.4%
MessageBird BidCo B.V.(5)(8)(19)(21)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,689	15,640	0.9%
Ministry Brands Holdings, LLC. (5)(7)(21)	First lien senior secured loan	L + 5.50%	12/29/2028	10,505	10,301	10,242	0.6%
Ministry Brands Holdings, LLC. (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	-	(32)	(50)	—%
Ministry Brands Holdings, LLC. (5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	-	(19)	(25)	—%
Proofpoint, Inc.(5)(7)(20)(21)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,465	7,456	0.4%
QAD Inc.(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,622	45,338	2.7%
QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	-	(112)	(150)	—%
Tahoe Finco, LLC(5)(7)(19)(21)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,931	82,465	5.0%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	-	(58)	(94)	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L + 5.75%	6/30/2028	29,090	28,826	28,726	1.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L + 5.75%	6/30/2028	7,008	6,943	6,920	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	-	-	(15)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(16)(21)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	367	349	341	—%
When I Work, Inc.(5)(7)(21)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	22,206	21,996	21,871	1.3%
When I Work, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	-	(39)	(62)	—%
				398,196	392,751	391,567	23.5%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(21)	First lien senior secured loan	L + 6.00%	8/5/2027	70,591	70,270	70,238	4.2%
Troon Golf, L.L.C.(5)(6)(16)(21)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	1,014	990	986	0.1%
				71,605	71,260	71,224	4.3%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(21)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,160	6,206	0.4%
MHE Intermediate Holdings, LLC(5)(8)(21)	First lien senior secured loan	L + 5.75%	7/21/2027	40,866	40,497	40,150	2.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,077	3,049	3,007	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(6)(16)(21)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	143	111	80	—%
Sonny's Enterprises LLC(5)(6)(21)	First lien senior secured loan	L + 6.75%	8/5/2026	49,333	48,607	49,333	3.0%
Sonny's Enterprises LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	-	(53)	-	—%
				99,719	98,371	98,776	6.0%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Professional services
Apex Group Treasury LLC(5)(7)(19)(21)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,953	4,925	0.3%
Apex Group Treasury LLC(5)(16)(18)(19)(21)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	-	-	-	—%
Aptive Environmental, LLC(21)(25)	First lien senior secured loan	12% (incl. 6.00% PIK)	1/23/2026	2,528	2,075	2,052	0.1%
Guidehouse Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/16/2028	44,354	43,935	43,688	2.6%
Relativity ODA LLC(5)(6)(21)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,827	15,631	15,590	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(19)	(22)	—%
				67,709	66,575	66,233	3.9%
Specialty retail
Milan Laser Holdings LLC(5)(7)(21)	First lien senior secured loan	L + 5.00%	4/27/2027	41,160	40,802	40,748	2.4%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	-	(29)	(35)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(8)(21)	First lien senior secured loan	L + 6.50%	11/23/2027	60,763	59,895	59,700	3.6%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	-	(52)	(44)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	1,408	1,334	1,316	0.1%
The Shade Store, LLC(5)(7)(21)	First lien senior secured loan	L + 6.00%	10/13/2027	58,943	58,254	57,912	3.5%
The Shade Store, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	2,955	2,888	2,851	0.2%
				165,229	163,092	162,448	9.8%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Telecommunications
Park Place Technologies, LLC(5)(6)(20)(21)	First lien senior secured loan	L + 5.00%	11/10/2027	7,425	7,176	7,369	0.4%
				7,425	7,176	7,369	0.4%
Transportation
Motus Group, LLC(5)(7)(21)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,903	9,875	0.6%
				10,000	9,903	9,875	0.6%
Total non-controlled/non-affiliated portfolio company debt investments				2,818,422	2,777,871	2,765,678	166.5%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)(24)	LP Interest	N/A	N/A	33,000	33,108	33,000	2.0%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	33,404	33,718	2.0%
					66,512	66,718	4.0%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Class A-2 Common Units	N/A	N/A	431,889	368	368	—%
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Series A Preferred Units	N/A	N/A	0	9	9	—%
					377	377	—%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units	N/A	N/A	380,658	3,807	3,807	0.2%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units	N/A	N/A	452	452	452	—%
					4,259	4,259	0.2%
Consumer products
ASP Conair Holdings LP(21)(23)(24)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1%
					1,286	1,286	0.1%
Healthcare equipment and services
KPCI Holdings, LP(21)(23)(24)	LP Interest	N/A	N/A	6,701	6,701	7,212	0.4%
Maia Aggregator, LP(21)(23)(24)	Class A-2 Units	N/A	N/A	112,360	112	112	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(23)(25)	Class A Units	8.00% PIK	N/A	1,653	1,796	1,796	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(23)(24)	Class B Units	N/A	N/A	22,767	44	258	—%
Rhea Acquisition Holdings, LP(21)(23)(24)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					8,772	9,497	0.5%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(21)(23)(24)	LP Interest	N/A	N/A	3,017	3,017	3,017	0.2%
					3,017	3,017	0.2%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Healthcare technology
Minerva Holdco, Inc.(21)(23)(24)(25)	Series A Preferred Stock	10.75% PIK	N/A	2,000	1,987	1,987	0.1%
					1,987	1,987	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(21)(23)(25)	Series A Preferred Stock	10.50% PIK	N/A	12,750	12,729	12,515	0.8%
					12,729	12,515	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(21)(23)(24)	LP Interest	N/A	N/A	8,919	892	892	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(21)(23)(24)	LP Interest	N/A	N/A	421	422	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Units	N/A	N/A	2,757,106	6,992	8,571	0.5%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Warrants	N/A	N/A	1,013,666	2,571	3,154	0.2%
					10,877	13,038	0.8%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(21)(23)(24)	Class A Common Stock	N/A	N/A	57,000	5,700	5,700	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(21)(23)(24)	Common Units	N/A	N/A	1,729,439	1,729	1,729	0.1%
Thunder Topco L.P. (dba Vector Solutions)(21)(23)(24)	Common Units	N/A	N/A	2,138,653	2,139	2,279	0.1%
MessageBird Holding B.V.(19)(21)(23)(24)	Extended Series C Warrants	N/A	N/A	25,540	157	100	—%
WMC Bidco, Inc. (dba West Monroe)(21)(23)(25)	Senior Preferred Stock	11.25% PIK	N/A	33,385	34,021	33,471	2.0%
					43,746	43,279	2.5%

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest	N/A	N/A	700	700	784	—%
					700	784	—%
Professional services
Evology LLC(21)(23)(24)	Class B Units	N/A	N/A	88	420	420	—%
					420	420	—%
Total non-controlled/non-affiliated portfolio company equity investments					154,682	157,177	9.2%
Total Investments					$2,932,553	$2,922,855	175.7%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, all investments are considered Level 3 investments.
(3)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
As of March 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $5.9 million based on a tax cost basis of $2.9 billion. As of March 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $13.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $7.1 million.
(5)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six-, or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), Sterling Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(9)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2022 was 1.07%.
(12)
The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%.
(13)
The interest rate on these loans is subject to 6 month GBPLIBOR, which as of March 31, 2022 was 1.47%.
(14)
The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%.
(15)
The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2022 was (0.37)%.
(16)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 10.9% of total assets as calculated in accordance with the regulatory requirements.
(20)
Level 2 investment.
(21)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(22)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

Owl Rock Capital Corporation III

Consolidated Schedule of Investments

as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(23)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. as of March 31, 2022, the aggregate fair value of these securities is $157.2 million or 9.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 17, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, LP	LP Interest	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

(24)
Investment is non-income producing.
(25)
Investment contains a fixed-rate structure.
(26)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(27)
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
(16)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 10.9% of total assets as calculated in accordance with the regulatory requirements.
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
(20)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $156.9 million or 9.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Capital Corporation III

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$40,930	$7,040
Net change in unrealized gain (loss)	(15,507)	1,563
Net realized gain (loss)	884	215
Net Increase (Decrease) in Net Assets Resulting from Operations	26,307	8,818
Distributions
Distributions declared from earnings	(36,790)	(6,647)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(36,790)	(6,647)
Capital Share Transactions
Reinvestment of distributions	5,751	440
Net Increase in Net Assets Resulting from Capital Share Transactions	5,751	440
Total Increase (Decrease) in Net Assets	(4,732)	2,611
Net Assets, at beginning of period	1,668,298	286,454
Net Assets, at end of period	$1,663,566	$289,065

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,307	$8,818
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(112,092)	(129,209)
Proceeds from investments and investment repayments, net	80,195	41,301
Net amortization of discount on investments	(2,270)	(966)
Payment-in-kind interest	(5,549)	(1,271)
Payment-in-kind dividends	(2,139)	(173)
Net change in unrealized (gain) loss on investments	15,500	(1,784)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	7	221
Net realized (gain) loss on investments	(869)	(22)
Amortization of debt issuance costs	740	337
Amortization of offering costs	16	125
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,548)	(43)
(Increase) decrease in prepaid expenses and other assets	38	—
Increase (decrease) in management fee payable	864	329
Increase (decrease) in payables to affiliates	(428)	(391)
Increase (decrease) in payables for investments purchased	—	1,803
Increase (decrease) in accrued expenses and other liabilities	3,982	(82)
Net cash provided by (used in) operating activities	2,754	(81,007)
Cash Flows from Financing Activities
Borrowings on debt	181,000	219,927
Payments on debt	(140,000)	(134,000)
Debt issuance costs	(4,437)	(11)
Proceeds from issuance of common shares	—	3,409
Offering costs paid	(4)	(10)
Cash distributions paid to shareholders	(23,974)	(1,658)
Net cash provided by (used in) financing activities	12,585	87,657
Net increase (decrease) in cash	15,339	6,650
Cash, beginning of period	27,245	82,612
Cash, end of period	$42,584	$89,262

Supplemental and Non-Cash Information
Interest expense paid	$4,491	$925
Distributions declared during the period	$36,790	$6,647
Reinvestment of distributions during the period	$5,751	$440
Distribution payable	$36,790	$6,647
Excise taxes paid	$228	$8

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

Owl Rock Diversified Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co., LLC.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2020 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board or by the holders of a majority of the Company’s outstanding voting securities and, (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (the "independent directors"). On May 3, 2022, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the three months ended March 31, 2022, the Company incurred expenses of approximately $0.5 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three months ended March 31, 2021, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2022, management fees were $3.7 million. For the three months ended March 31, 2021, management fees were $543.0 thousand.

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

There were no performance based incentive fees on net investment income for the three months ended March 31, 2022. There were no performance based incentive fees on net investment income for the three months ended March 31, 2021.

There were no capital gains based incentive fees for the three months ended March 31, 2022. There were no capital gains based incentive fees for the three months ended March 31, 2021.

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

The Adviser is affiliated with ORCA, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with ORCA, ORTA, ORTA II and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock,” a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Company’s.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,321,498	$2,311,913	$2,282,500	$2,285,599
Second-lien senior secured debt investments	407,674	406,551	406,308	407,932
Unsecured debt investments	48,699	47,214	46,687	46,620
Preferred equity investments	82,150	81,700	82,903	83,788
Common equity investments	72,532	75,477	71,431	73,098
Total Investments	$2,932,553	$2,922,855	$2,889,829	$2,897,037

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Advertising and media	2.8%	2.8%
Aerospace and defense	0.5	0.5
Automotive	2.3	2.3
Buildings and real estate	3.0	3.4
Business services	6.4	6.8
Chemicals	2.8	2.9
Consumer products	3.5	3.8
Containers and packaging	3.6	3.6
Distribution	2.0	1.5
Education	0.7	0.7
Financial services	6.3	6.3
Food and beverage	4.2	3.5
Healthcare equipment and services	3.5	3.5
Healthcare providers and services	6.8	7.6
Healthcare technology	7.2	6.9
Household products	0.8	0.8
Human resource support services	4.3	4.4
Infrastructure and environmental services	-	-
Insurance	10.1	10.1
Internet software and services	14.9	14.4
Leisure and entertainment	2.4	2.4
Manufacturing	3.4	3.5
Professional services	2.3	2.2
Specialty retail	5.6	5.5
Telecommunications	0.3	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
United States:
Midwest	21.0%	20.7%
Northeast	17.0	16.9
South	29.4	30.7
West	24.2	23.3
International	8.4	8.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,369	$2,304,544	$2,311,913
Second-lien senior secured debt investments	—	47,925	358,626	406,551
Unsecured debt investments	—	—	47,214	47,214
Preferred equity investments	—	—	81,700	81,700
Common equity investments	—	—	75,477	75,477
Total Investments at fair value	$—	$55,294	$2,867,561	$2,922,855

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,416	$2,278,183	$2,285,599
Second-lien senior secured debt investments	—	19,941	387,991	407,932
Unsecured debt investments	—	—	46,620	46,620
Preferred equity investments	—	—	83,788	83,788
Common equity investments	—	—	73,098	73,098
Total Investments at fair value	$—	$27,357	$2,869,680	$2,897,037

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
Purchases of investments, net	107,470	980	988	1,960	694	112,092
Payment-in-kind	3,859	692	998	2,102	37	7,688
Proceeds from investments, net	(74,274)	—	—	(5,464)	—	(79,738)
Net realized gains (losses)	37	—	—	831	—	868
Net change in unrealized gain (loss)	(12,645)	(2,187)	(1,415)	(1,335)	1,280	(16,302)
Net amortization of discount on investments	1,914	113	23	186	—	2,236
Transfers between investment types	—	—	—	(368)	368	—
Transfers into (out of) Level 3(1)	—	(28,963)	—	—	—	(28,963)
Fair value, end of period	$2,304,544	$358,626	$47,214	$81,700	$75,477	$2,867,561

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	96,915	—	25,397	154	1,387	123,853
Proceeds from investments, net	(35,468)	(4,641)	—	—	—	(40,109)
Net change in unrealized gain (loss)	1,624	312	(211)	(8)	—	1,717
Net realized gains (losses)	22	—	—	—	—	22
Net amortization of discount on investments	819	123	12	4	—	958
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$368,812	$83,842	$45,506	$3,843	$7,238	$509,241

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
(2)
As of March 31, 2021, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021
First-lien senior secured debt investments	$(12,153)	$2,255
Second-lien senior secured debt investments	(1,978)	311
Unsecured debt investments	(1,415)	(211)
Preferred equity investments(1)	(1,285)	(8)
Common equity investments(1)	1,593	—
Total Investments	$(15,238)	$2,347

________________

(1)
As of March 31, 2021, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,258,660	Yield Analysis	Market Yield	7.4% - 15.0% (10.0%)	Decrease
	45,884	Recent Transaction	Transaction Price	81.2% - 100.0% (97.9%)	Increase
Second-lien senior secured debt investments	$357,646	Yield Analysis	Market Yield	9.7% - 14.7% (11.1%)	Decrease
	980	Recent Transaction	Transaction Price	98.0%	Increase
Unsecured debt investments(1)	$44,909	Yield Analysis	Market Yield	8.1% - 10.5% (9.4%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.8x	Increase
	994	Recent Transaction	Transaction Price	99.3%	Increase
Preferred equity investments	$79,704	Yield Analysis	Market Yield	12.1% - 13.0% (12.5%)	Decrease
	1,996	Recent Transaction	Transaction Price	98.0% - 100.0% (98.0%)	Increase
Common equity investments	$66,929	Market Approach	EBITDA Multiple	7.8x - 23.8x (17.6x)	Increase
	100	Market Approach	Gross Profit Multiple	27.0x	Increase
	7,429	Market Approach	Last Quarter Annualized Recurring Revenue Multiple	9.0x - 11.5x (9.6x)	Increase
	1,019	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)
Excludes Level 3 investments with a fair value of $255.0 thousand, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

	March 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$-	$-	$-	$-
Revolving Credit Facility	156,174	156,174	211,373	211,373
SPV Asset Facility I	568,717	568,717	572,676	572,676
SPV Asset Facility II	227,421	227,421	132,286	132,286
2027 Notes	321,071	287,625	321,151	316,875
Promissory Note	-	-	-	-
Total Debt	$1,273,383	$1,239,937	$1,237,486	$1,233,210

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.1 million, $6.3 million, $2.6 million, and $3.9 million, respectively.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million,$2.3 million, $2.7 million, and $3.8 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	287,625	316,875
Level 3	952,312	916,335
Total Debt	$1,239,937	$1,233,210

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 228% and 233%, respectively.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$160,250	$289,750	$156,174
SPV Asset Facility I	$625,000	$575,000	$46,679	$568,717
SPV Asset Facility II	$350,000	$230,000	$15,307	$227,421
2027 Notes	$325,000	$325,000	$-	$321,071
Promissory Note	$150,000	$-	$150,000	$-
Total Debt	$1,900,000	$1,290,250	$501,736	$1,273,383

________________

(1)
The amount available reflects any limitations related to each credit facility's borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.1 million, $6.3 million, $2.6 million, and $3.9 million, respectively.
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

________________

(1)
The amount available reflects any limitation related to each credit facility's borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$8,600	$1,095
Amortization of debt issuance costs	740	337
Total Interest Expense	$9,340	$1,432
Average interest rate	2.7%	2.6%
Average daily borrowings	$1,274,674	$169,473

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

SPV Asset Facilities

SPV Asset Facility I

On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a credit agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, the Company, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through March 16, 2022 (the “SPV Asset Facility I Third Amendment Date”).

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

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through March 15, 2024, unless the commitments are terminated sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on March 16, 2026 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.30%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.30%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.30%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.30%. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay the debts of the Company.

Borrowings of ORCC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility II

On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. The parties to the SPV Asset Facility II have entered an amendment which converted the benchmark rate of the facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments. The following describes the terms of SPV Asset Facility II amended through February 18, 2022 (the “SPV Asset Facility II First Amendment Date”).

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

Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 70%) of the total commitments under the SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC III Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC III Financing II and on any payments received by ORCC III Financing II in respect of those assets. Assets pledged to the lenders will not be available to pay the debts of the Company.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Borrowings of ORCC III Financing II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Unsecured Notes

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$59	$-
Alera Group, Inc.	First lien senior secured delayed draw term loan	677	677
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	6,617
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	231	237
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	4,255
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	-
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	4,400
CivicPlus, LLC	First lien senior secured revolving loan	880	880
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	16,843	18,980
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	4,459	6,852
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	-	374

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	9,183	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	-	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	5,081
Guidehouse Inc.	First lien senior secured revolving loan	-	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,183	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,335	2,710
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	-	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,055	2,387
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	7,400	-
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	7,400	-
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	-
KBP Brands, LLC	First lien senior secured delayed draw term loan	74	-
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,051	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	5,480	6,373
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	2,264

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,430	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	430	1,054
Natural Partners, LLC	First lien senior secured revolving loan	170	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,873	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	6,120
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	-	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	851	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	-	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	-	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Smarsh Inc.	First lien senior secured delayed draw term loan	190	-
Smarsh Inc.	First lien senior secured revolving loan	48	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,945	3,381
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	-
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	-
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	2,955	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	6,124

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,776	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,392	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$291,018	$311,487

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

As of March 31, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of March 31, 2022, the Company had approximately $1.7 billion in total Capital Commitments from investors (approximately $50.1 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2021, the Company had approximately $1.7 billion in total Capital Commitment from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

During the three months ended March 31, 2022 and 2021, the Company did not deliver capital call notices to investors.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

The following table reflects the distributions declared on shares of the Company's common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

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

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	382,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2022	2021
Increase (decrease) in net assets resulting from operations	$26,307	$8,818
Weighted average shares of common stock outstanding—basic and diluted	111,084,841	19,879,496
Earnings per common share—basic and diluted	$0.24	$0.44

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

For the three months ended March 31, 2022, the Company accrued U.S. federal excise tax of $413.3 thousand. For the three months ended March 31, 2021, the Company accrued U.S. federal excise tax of $33.0 thousand.

Owl Rock Capital Corporation III

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.05	$14.42
Net investment income (loss)(1)	0.37	0.35
Net realized and unrealized gain (loss)(1)	(0.13)	0.09
Total from operations	0.24	0.44
Distributions declared from net investment income(2)	(0.33)	(0.33)
Total increase in net assets	(0.09)	0.11
Net asset value, end of period	$14.96	$14.53
Shares outstanding, end of period	111,212,207	19,888,995
Total Return, based on net asset value(3)	1.6%	3.1%
Ratios / Supplemental Data
Asset coverage ratio(4)	228.2%	191.2%
Ratio of total expenses to average net assets(5)	3.7%	4.4%
Ratio of net investment income to average net assets(5)	10.0%	9.9%
Net assets, end of period	$1,663,566	$289,065
Weighted-average shares outstanding	111,084,841	19,879,496
Total capital commitments, end of period	1,696,537	1,461,852
Ratio of total contributed capital to total committed capital, end of period	97.0%	19.5%
Portfolio turnover rate	2.0%	8.2%

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

On May 3, 2022, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2022, payable on or before August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of May 6, 2022, we had $1.7 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.

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

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA, ORTA, and ORTA II the “Owl Rock Advisers”), which are also investment advisers. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geo-political, economic and financial market instability both globally and in the United States.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2022, our Adviser and its affiliates have originated $56.0 billion aggregate principal amount of investments, of which $53.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions. As of March 31, 2022, our average debt investment size in each of our portfolio companies was approximately $28.2 million based on fair value. As of March 31, 2022, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 84.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $693 million, weighted average annual EBITDA of $158 million and an average interest coverage of 3.1x.

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

A majority of our new investments are indexed to SOFR; however, we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of March 31, 2022, we had net leverage of 0.75x debt-to-equity.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of March 31, 2022, based on fair value, our portfolio consisted of 79.1% first lien senior secured debt investments (of which 71.5% we consider to be unitranche debt investments (including “last out” portions of such loans)), 13.9% second lien senior secured debt investments, 1.6% unsecured debt investments, 2.8% preferred equity investments and 2.6% common equity investments.

As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 7.6% and 7.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.8% and 7.7%, respectively.

As of March 31, 2022, we had investments in 103 portfolio companies with an aggregate fair value of $2.9 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for large unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities and we will continue to seek to invest in recession-resistant industries that we are familiar with.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$84,897	$183,304
Less: Sell downs	(45)	—
Total new investment commitments	$84,852	$183,304
Principal amount of investments funded:
First-lien senior secured debt investments	$62,805	$95,301
Second-lien senior secured debt investments	1,000	5,000
Unsecured debt investments	997	25,065
Preferred equity investments(1)	2,000	—
Common equity investments(1)	651	1,370
Total principal amount of investments funded	$67,453	$126,736
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(52,389)	$(33,272)
Second-lien senior secured debt investments	—	(5,910)
Preferred equity investments	(3,807)	—
Total principal amount of investments sold or repaid	$(56,196)	$(39,182)
Number of new investment commitments in new portfolio companies(2)	18	7
Average new investment commitment amount	$3,788	$25,472
Weighted average term for new debt investment commitments (in years)	5.2	4.8
Percentage of new debt investment commitments at floating rates	97.0%	100.0%
Percentage of new debt investment commitments at fixed rates	3.0%	0.0%
Weighted average interest rate of new debt investment commitments(3)	7.7%	7.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.6%	6.4%

________________

(1)
As of March 31, 2021, Preferred and Common equity investments were reported in aggregate as Equity investments.
(2)
Number of new investment commitments represents commitments to a particular portfolio company.
(3)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% and 0.19% as of March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien senior secured debt investments	2,321,498	2,311,913	(1)	2,282,500	2,285,599	(1)
Second-lien senior secured debt investments	407,674	406,551		406,308	407,932
Unsecured debt investments	48,699	47,214		46,687	46,620
Preferred equity investments	82,150	81,700		82,903	83,788
Common equity investments	72,532	75,477		71,431	73,098
Total Investments	$2,932,553	$2,922,855		$2,889,829	$2,897,037

________________

(1)
71.5% and 67.1% of which we consider unitranche loans as of March 31, 2022 and December 31, 2021, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Advertising and media	2.8%	2.8%
Aerospace and defense	0.5	0.5
Automotive	2.3	2.3
Buildings and real estate	3.0	3.4
Business services	6.4	6.8
Chemicals	2.8	2.9
Consumer products	3.5	3.8
Containers and packaging	3.6	3.6
Distribution	2.0	1.5
Education	0.7	0.7
Financial services	6.3	6.3
Food and beverage	4.2	3.5
Healthcare equipment and services	3.5	3.5
Healthcare providers and services	6.8	7.6
Healthcare technology	7.2	6.9
Household products	0.8	0.8
Human resource support services	4.3	4.4
Infrastructure and environmental services	-	-
Insurance	10.1	10.1
Internet software and services	14.9	14.4
Leisure and entertainment	2.4	2.4
Manufacturing	3.4	3.5
Professional services	2.3	2.2
Specialty retail	5.6	5.5
Telecommunications	0.3	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States:
Midwest	21.0%	20.7%
Northeast	17.0	16.9
South	29.4	30.7
West	24.2	23.3
International	8.4	8.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of portfolio	7.6%	7.4%
Weighted average total yield of debt and income producing securities	7.8%	7.6%
Weighted average interest rate of debt securities	7.3%	7.2%
Weighted average spread over LIBOR of all floating rate investments	6.4%	6.4%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$159,405	5.4%	$105,702	3.7%
2	2,711,646	92.8	2,755,637	95.1
3	51,804	1.8	35,698	1.2
4	—	—	—	—
5	—	—	—	—
Total	$2,922,855	100.0%	$2,897,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,777,871	100.0%	$2,735,495	100.0%
Non-accrual	—	—	—	—
Total	$2,777,871	100.0%	$2,735,495	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Total Investment Income	$56.3	$10.2
Less: Operating expenses	15.0	3.2
Net Investment Income (Loss) Before Taxes	41.3	7.0
Less: Income taxes (benefit), including excise taxes	0.4	-
Net Investment Income (Loss) After Taxes	$40.9	$7.0
Net change in unrealized gain (loss)	(15.5)	1.6
Net realized gain (loss)	0.9	0.2
Net Increase (Decrease) in Net Assets Resulting from Operations	$26.3	$8.8

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended March 31, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest income (excluding PIK interest income)	$46.5	$9.0
PIK interest income	6.6	0.9
Other income	3.2	0.3
Total investment income	$56.3	$10.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the three months ended March 31, 2022 and 2021

Investment income increased by $46.1 million for the three months ended March 31, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $513.0 million as of March 31, 2021, to $2.8 billion as of March 31, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, income generated from one-time prepayment fees was $0.5 million. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 15.2% and 10.4% of investment income for the three months ended March 31, 2022 and 2021, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest expense	9.4	1.4
Management fee	3.7	0.5
Professional fees	1.0	0.5
Directors' fees	0.3	0.3
Other general and administrative	0.6	0.4
Total operating expenses	$15.0	$3.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2022 and 2021

Total expenses increased by $11.9 million for the three months ended March 31, 2022 due to an increase in management fees, interest expense and other expenses of $3.2 million, $7.9 million and $0.8 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.3 billion from $0.2 billion period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $519.3 million as of March 31, 2021, to $2.9 billion as of March 31, 2022.

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

For the three months ended March 31, 2022, we accrued U.S. federal excise tax of $413.3 thousand. For the three months ended March 31, 2021, we accrued U.S. federal excise tax of $33.0 thousand.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net change in unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Net change in unrealized gain (loss) on investments	$(15.5)	$1.8
Net change in translation of assets and liabilities in foreign currencies	(0.0)	(0.2)
Net change in unrealized gain (loss)	$(15.5)	$1.6

For the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of March 31, 2022, the fair value of our debt investments as a percentage of principal was 98.1%, as compared to 98.6% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions and credit spreads widening.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$1.4
Walker Edison Furniture Company LLC	(1.0)
Packaging Coordinators Midco, Inc.	(0.8)
Lignetics Investment Corp.	(0.7)
Metis HoldCo, Inc.	(0.5)
WMC Bidco, Inc. (dba West Monroe)	(0.5)
Alera Group, Inc.	(0.5)
Thunder Purchaser, Inc. (dba Vector Solutions)	(0.5)
Parexel International, Inc. (dba Parexel)	(0.4)
Cornerstone OnDemand, Inc.	(0.4)
Remaining portfolio companies	(11.6)
Total	$(15.5)

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2022 and 2021 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Net realized gain (loss) on investments	$0.9	$-
Net realized gain (loss) on foreign currency transactions	-	0.2
Net realized gain (loss)	$0.9	$0.2

Realized Gross Internal Rate of Return

Since we began investing in 2020 through March 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 15.2% (based on total capital invested of $164.6 million and total proceeds from these exited investments of $177.4 million). Eighty-seven percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022, our asset coverage ratio was 228%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2022, taken together with our uncalled Capital Commitments of $50.1 million and available debt capacity of $501.7 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Fund for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of March 31, 2022, we had $42.6 million in cash. During the three months ended March 31, 2022, cash provided by operating activity was $2.8 million, primarily as a result of sales and repayments of $80.2 million and other operating activity of $34.7 million, partially offset by funding portfolio investments of $112.1 million. Lastly, cash provided by financing activities was $12.6 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $36.6 million, partially offset by distributions paid of $24.0 million.

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

During the three months ended March 31, 2022 and 2021, we did not deliver capital call notices to investors.

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.33

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	382,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$160,250	$289,750	$156,174
SPV Asset Facility I	$625,000	$575,000	$46,679	$568,717
SPV Asset Facility II	$350,000	$230,000	$15,307	$227,421
2027 Notes	$325,000	$325,000	$-	$321,071
Promissory Note	$150,000	$-	$150,000	$-
Total Debt	$1,900,000	$1,290,250	$501,736	$1,273,383

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.1 million, $6.3 million, $2.6 million, and $3.9 million, respectively.
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
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million,$2.3 million, $2.7 million, and $3.8 million, respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$8,600	$1,095
Amortization of debt issuance costs	740	337
Total Interest Expense	$9,340	$1,432
Average interest rate	2.7%	2.6%
Average daily borrowings	$1,274,674	$169,473

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2022 and the fiscal years ended December 31, 2021 and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
March 31, 2022	$160.2	$2,282	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
March 31, 2022	$575.0	$2,282	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
March 31, 2022	$230.0	$2,282	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
March 31, 2022	$325.0	$2,282	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
Promissory Note
March 31, 2022	$-	$2,282	—	N/A
December 31, 2021	$-	$2,331	—	N/A

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

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary.

The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts.

The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

SPV Asset Facility I

On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, us, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through March 16, 2022 (the “SPV Asset Facility I Third Amendment Date”).

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

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through March 15, 2024, unless the commitments are terminated sooner as provided in the SPV Asset Facility I (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on March 16, 2026 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.30%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.30%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.30%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.2693% or at an alternate base rate plus a spread of 2.30%. From the SPV Asset Facility I Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay our debts.

Borrowings of ORCC III Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility II

On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, us, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. The parties to the SPV Asset Facility II have entered an amendment which converted the benchmark rate of the facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments. The following describes the terms of SPV Asset Facility II amended through February 18, 2022 (the “SPV Asset Facility II First Amendment Date”).

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

Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 70%) of the total commitments under the SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC III Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC III Financing II and on any payments received by ORCC III Financing II in respect of those assets. Assets pledged to the lenders will not be available to pay our debts.

Borrowings of ORCC III Financing II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Unsecured Notes

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$59	$-
Alera Group, Inc.	First lien senior secured delayed draw term loan	677	677
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	6,617
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	231	237
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	4,255
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	-
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	4,400
CivicPlus, LLC	First lien senior secured revolving loan	880	880
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	-
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	16,843	18,980
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	4,459	6,852
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	-	374
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	9,183	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	-	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	5,081
Guidehouse Inc.	First lien senior secured revolving loan	-	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,183	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,335	2,710
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	-	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,055	2,387
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	7,400	-
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	7,400	-
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	-
KBP Brands, LLC	First lien senior secured delayed draw term loan	74	-
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,051	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	5,480	6,373
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,430	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	430	1,054
Natural Partners, LLC	First lien senior secured revolving loan	170	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,873	4,401

Portfolio Company	Investment	March 31, 2022	December 31, 2021
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	6,120
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	-	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	851	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	-	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	-	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Smarsh Inc.	First lien senior secured delayed draw term loan	190	-
Smarsh Inc.	First lien senior secured revolving loan	48	-
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,945	3,381
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	-
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	-
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	-
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	2,955	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	6,124
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,776	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,392	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$291,018	$311,487

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of March 31, 2022, we had approximately $1.7 billion in total Capital Commitments from investors (approximately $50.1 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

As of December 31, 2021, we had approximately $1.7 billion in total Capital Commitments from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2022 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	160.2	-	-	160.2	-
SPV Asset Facility I	575.0	-	-	575.0	-
SPV Asset Facility II	230.0	-	-	230.0	-
2027 Notes	325.0	-	-	-	325.0
Promissory Note	-	-	-	-	-
Total Contractual Obligations	$1,290.2	$-	$-	$965.2	$325.0

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, and in “ITEM 1A. RISK FACTORS.”

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

Recent Developments

On May 3, 2022, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2022, payable on or before August 15, 2022.

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

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of March 31, 2022, 98.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$83,010	$28,957	$54,053
Up 200 basis points	$55,197	$19,305	$35,892
Up 100 basis points	$27,385	$9,652	$17,733
Up 50 basis points	$13,479	$4,826	$8,653
Down 50 basis points	$(4,515)	$(4,826)	$311
Down 100 basis points	$(4,761)	$(9,281)	$4,520

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 31, 2022, pursuant to our dividend reinvestment plan, we issued 382,099 shares of our common stock, at a price of $15.05 per share, to stockholders of record as of December 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officers

On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Chief Accounting Officer, Co-Treasurer and Co-Controller.

Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of the Company, ORCC II, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on June 5, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on June 5, 2020).
10.1

Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 18, 2022, among ORCC III Financing II LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, Owl Rock Capital Corporation III as equityholder and as services provider and Deutsche Bank AG, New York Branch as an agent and as a committed lender (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed February 24, 2022).

10.2

Amendment No. 3 to Loan and Servicing Agreement, dated as of March 16, 2022, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III as Equityholder, Owl Rock Diversified Advisors, LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 22, 2022).

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

Owl Rock Capital Corporation III

Date: May 6, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: May 6, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer