Form 10-Q
period 2022-06-30
Owl Rock Capital Corp III
filed 2022-08-05
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-56173
______________________________________________
OWL ROCK CAPITAL CORPORATION III
(Exact name of Registrant as specified in its Charter)

Maryland	84-4493477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 5, 2022 the registrant had 119,534,012 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation III (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy, including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Diversified Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,076,221 and $2,889,829, respectively)	$3,016,702	$2,897,037
Cash	53,119	27,245
Interest receivable	11,308	18,328
Subscriptions receivable	463	—
Prepaid expenses and other assets	5,979	1,825
Total Assets	$3,087,571	$2,944,435
Liabilities
Debt (net of unamortized debt issuance costs of $16,012 and $13,170, respectively)	$1,290,354	$1,237,486
Distribution payable	35,424	29,725
Management fee payable	3,713	2,799
Payables to affiliates	1,207	1,178
Accrued expenses and other liabilities	7,830	4,949
Total Liabilities	1,338,528	1,276,137
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 119,534,012 and 110,830,108 shares issued and outstanding, respectively	1,195	1,108
Additional paid-in-capital	1,782,514	1,651,416
Accumulated undistributed (overdistributed) earnings	(34,666)	15,774
Total Net Assets	1,749,043	1,668,298
Total Liabilities and Net Assets	$3,087,571	$2,944,435
Net Asset Value Per Share	$14.63	$15.05
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$48,036	$12,346	$94,535	$21,321
PIK interest income	7,455	1,511	14,084	2,424
Other income	3,073	782	6,200	1,070
Total investment income from non-controlled, non-affiliated investments	58,564	14,639	114,819	24,815
Total Investment Income	58,564	14,639	114,819	24,815
Expenses
Interest expense	11,478	2,594	20,818	4,026
Management fee	3,713	782	7,376	1,325
Professional fees	955	522	1,954	1,033
Directors' fees	282	311	593	568
Other general and administrative	613	399	1,212	760
Total Expenses	17,041	4,608	31,953	7,712
Net Investment Income (Loss) Before Taxes	41,523	10,031	82,866	17,103
Excise tax expense (benefit)	126	33	539	66
Net Investment Income (Loss) After Taxes	$41,397	$9,998	$82,327	$17,037
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	(45,847)	2,581	(61,347)	4,365
Translation of assets and liabilities in foreign currencies	(85)	(12)	(92)	(233)
Total Net Change in Unrealized Gain (Loss)	(45,932)	2,569	(61,439)	4,132
Net realized gain (loss):
Non-controlled, non-affiliated investments	6	224	875	246
Foreign currency transactions	(4)	2	11	195
Total Net Realized Gain (Loss)	2	226	886	441
Total Net Realized and Change in Unrealized Gain (Loss)	(45,930)	2,795	(60,553)	4,573
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,533)	$12,793	$21,774	$21,610
Earnings (Loss) Per Share - Basic and Diluted	$(0.04)	$0.50	$0.19	$0.95
Weighted Average Shares Outstanding - Basic and Diluted	112,765,115	25,419,524	111,929,620	22,664,814

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/28/2028	$83,953	$82,437	$82,274	4.7%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	8/27/2027	—	(129)	(150)	—%
				83,953	82,308	82,124	4.7%
Aerospace and defense
Peraton Corp.(5)(6)(20)(21)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,371	13,506	0.8%
				14,562	14,371	13,506	0.8%
Buildings and real estate
Associations, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	81,339	80,335	80,523	4.6%
Associations, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	6/10/2024	—	(4)	(4)	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(59)	(53)	—%
RealPage, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,414	6,159	0.4%
				87,839	86,686	86,625	5.0%
Business services
Denali Buyerco LLC (dba Summit Companies)(5)(8)(21)	First lien senior secured loan	L + 6.00%	9/15/2028	52,002	51,538	50,833	2.9%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	5,430	5,309	5,122	0.3%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	1,621	1,569	1,485	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(21)	First lien senior secured loan	L + 5.50%	9/13/2028	47,588	46,723	46,717	2.7%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(85)	(79)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Entertainment Benefits Group, LLC(5)(10)(21)	First lien senior secured loan	SR + 4.75%	5/1/2028	867	858	858	—%
Entertainment Benefits Group, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(1)	(1)	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	5,000	4,938	0.3%
Gainsight, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(13)	(24)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L + 6.50%	12/15/2026	36,533	36,103	36,167	2.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L + 5.50%	12/15/2026	402	399	391	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	1,504	1,490	1,425	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	458	411	415	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes	0.48% PIK	12/14/2029	1,056	1,056	1,056	—%
Kaseya Inc.(5)(11)(21)	First lien senior secured loan	SR + 5.75%	6/25/2029	8,028	7,868	7,867	0.4%
Kaseya Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(5)	(5)	—%
Kaseya Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(10)	(10)	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/19/2028	35,628	34,973	34,381	2.0%
KPSKY Acquisition, Inc. (dba BluSky)(5)(9)(16)(18)(21)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	3,841	3,768	3,700	0.2%
				200,035	196,951	195,236	11.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(7)(21)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,418	6,354	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(21)	First lien senior secured loan	L + 6.50%	3/30/2027	70,613	69,998	69,731	4.0%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(32)	(50)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(8)(21)	First lien senior secured loan	L + 5.75%	4/22/2027	6,071	5,957	6,071	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(6)	—	—%
				83,184	82,335	82,106	4.7%
Consumer products
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,346	40,950	2.3%
Foundation Consumer Brands, LLC(5)(8)(21)	First lien senior secured loan	L + 5.50%	2/12/2027	3,804	3,804	3,757	0.2%
Lignetics Investment Corp.(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/1/2027	50,725	50,150	48,823	2.8%
Lignetics Investment Corp.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(71)	(239)	—%
Lignetics Investment Corp.(5)(9)(16)(21)	First lien senior secured revolving loan	P + 5.00%	11/2/2026	7,010	6,927	6,723	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(21)	First lien senior secured loan	SR + 5.25%	3/12/2029	754	740	732	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	46	44	44	—%
				107,339	105,938	100,786	5.7%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(21)	First lien senior secured loan	L + 5.75%	10/2/2028	49,955	49,498	48,955	2.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(6)(16)(21)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	681	636	578	—%
Fortis Solutions Group, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	10/13/2028	28,729	28,205	27,722	1.6%
Fortis Solutions Group, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(27)	(76)	—%
Fortis Solutions Group, LLC(5)(7)(16)(21)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	210	154	99	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured loan	SR + 5.75%	5/23/2028	650	644	643	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	(1)	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	17	16	15	—%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,400	1.7%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,481	0.1%
				112,742	111,626	109,816	6.2%
Distribution
ABB/Con-cise Optical Group LLC(5)(8)(21)	First lien senior secured loan	L + 7.50%	2/23/2028	903	890	894	0.1%
ABB/Con-cise Optical Group LLC(5)(9)(16)(21)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	82	81	81	—%
Individual Foodservice Holdings, LLC(5)(8)(21)	First lien senior secured loan	L + 6.25%	11/21/2025	58,573	57,977	57,843	3.3%
Individual Foodservice Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(23)	(31)	—%
				59,558	58,925	58,787	3.4%
Education
Pluralsight, LLC(5)(8)(21)	First lien senior secured loan	L + 8.00%	4/6/2027	20,640	20,463	20,279	1.2%
Pluralsight, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(10)	(23)	—%
				20,640	20,453	20,256	1.2%
Financial services
AxiomSL Group, Inc.(5)(6)(21)	First lien senior secured loan	L + 6.00%	12/3/2027	45,758	45,294	44,613	2.6%
AxiomSL Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(8)	(28)	—%
AxiomSL Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(37)	(100)	—%
Hg Genesis 8 Sumoco Limited(5)(13)(19)(21)	Unsecured facility	SA + 7.50% PIK	8/28/2025	18,797	20,461	18,656	1.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Hg Genesis 9 Sumoco Limited(5)(14)(19)(21)	Unsecured facility	E + 7.00% PIK	3/10/2027	958	1,005	950	0.1%
Hg Saturn LuchaCo Limited(5)(13)(19)(21)	Unsecured facility	SA + 7.50% PIK	3/30/2026	23,649	26,678	23,235	1.3%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	84,763	85,073	83,492	4.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L + 5.75%	9/8/2025	8,516	8,445	8,326	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,672	1,643	1,614	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(7)	(13)	—%
Smarsh Inc.(5)(12)(21)	First lien senior secured loan	SR + 6.50%	2/16/2029	762	755	745	—%
Smarsh Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(1)	(2)	—%
Smarsh Inc.(5)(16)(21)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	—	(1)	—%
				184,875	189,301	181,487	10.5%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(8)(21)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,954	5,835	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(21)	First lien senior secured loan	L + 5.75%	5/12/2027	35,319	34,952	34,524	2.0%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(15)	(167)	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(45)	(100)	—%
CFS Brands, LLC(5)(6)(21)	First lien senior secured loan	L + 3.00%	3/20/2025	1,928	1,867	1,822	0.1%
CFS Brands, LLC(5)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	(11)	—%
Hissho Sushi Merger Sub LLC(5)(11)(21)	First lien senior secured loan	SR + 6.00%	5/18/2028	906	897	897	0.1%
Hissho Sushi Merger Sub LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	16	16	16	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(21)	First lien senior secured loan	SR + 6.25%	3/11/2027	37,000	36,326	35,984	2.1%
KBP Brands, LLC(5)(8)(21)	First lien senior secured loan	L + 5.00%	5/26/2027	286	283	278	—%
KBP Brands, LLC(5)(8)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.00%	12/22/2023	646	638	627	—%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured loan	L + 7.00%	9/30/2026	11,323	11,196	10,558	0.6%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	735	728	686	—%
Shearer's Foods, LLC(5)(6)(21)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,750	29,250	1.7%
Ultimate Baked Goods Midco, LLC(5)(6)(21)	First lien senior secured loan	L + 6.50%	8/13/2027	16,417	16,057	15,597	0.9%
Ultimate Baked Goods Midco, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	1,200	1,157	1,100	0.1%
				141,776	139,761	136,896	7.9%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(5)(11)(21)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	981	953	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(7)(21)	First lien senior secured loan	L + 5.75%	2/1/2029	854	838	826	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(2)	(4)	—%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(36)	(171)	—%
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L + 7.00%	12/13/2029	54,269	53,102	51,827	3.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(19)(21)	First lien senior secured loan	L + 6.75%	1/31/2028	38,221	37,680	37,455	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(39)	(53)	—%
Rhea Parent, Inc.(5)(11)(21)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	749	—%
				95,118	93,283	91,582	5.2%
Healthcare providers and services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(7)(21)	First lien senior secured loan	L + 5.50%	3/17/2025	2,497	2,497	2,465	0.1%
Ex Vivo Parent Inc.(5)(6)(21)	First lien senior secured loan	L + 9.50%	9/27/2028	26,145	25,622	25,492	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(21)	First lien senior secured loan	L + 7.00%	10/27/2025	11,728	11,582	11,405	0.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)(21)	First lien senior secured delayed draw term loan	L + 7.00%	10/27/2025	5,900	5,841	5,728	0.3%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,132	1,104	1,089	0.1%
Natural Partners, LLC(5)(6)(19)(21)	First lien senior secured loan	L + 6.00%	11/29/2027	2,323	2,279	2,247	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(3)	(6)	—%
OB Hospitalist Group, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	9/27/2027	52,584	51,644	51,632	3.0%
OB Hospitalist Group, Inc.(5)(6)(16)(21)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	731	611	607	—%
Parexel International, Inc. (dba Parexel)(5)(6)(21)	Second lien senior secured loan	L + 6.50%	11/15/2029	85,000	84,201	82,025	4.7%
Plasma Buyer LLC (dba Pathgroup)(5)(11)(21)	First lien senior secured loan	SR + 5.75%	5/14/2029	681	667	667	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	5/13/2024	—	(2)	(2)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(1)	(2)	—%
Quva Pharma, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	4/12/2028	11,730	11,428	11,436	0.7%
Quva Pharma, Inc.(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	615	588	585	—%
TC Holdings, LLC (dba TrialCard)(5)(11)(21)	First lien senior secured loan	SR + 5.00%	4/14/2027	2,232	2,211	2,210	0.1%
TC Holdings, LLC (dba TrialCard)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(3)	(3)	—%
Tivity Health, Inc(5)(11)(21)	First lien senior secured loan	SR + 6.00%	6/28/2029	1,000	975	975	0.1%
Unified Women's Healthcare, LP(5)(10)(21)	First lien senior secured loan	SR + 5.50%	6/18/2029	858	851	851	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	—	—	—%
Unified Women's Healthcare, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(1)	(1)	—%
Vermont Aus Pty Ltd(5)(11)(19)(21)	First lien senior secured loan	SR + 5.50%	3/22/2028	998	974	960	0.1%
				206,154	203,065	200,360	11.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(8)(21)	First lien senior secured loan	L + 5.75%	8/23/2028	54,039	53,261	52,418	3.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(66)	(250)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(81)	(169)	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured loan	SA + 4.50%	4/27/2025	387	431	375	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured loan	SA + 7.75%	4/27/2026	2,024	2,253	1,969	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(21)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,922	20,535	20,242	1.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	138	113	—%
Imprivata, Inc.(5)(10)(21)	Second lien senior secured loan	SR + 6.25%	12/1/2028	882	874	874	—%
Inovalon Holdings, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	51,353	50,180	49,299	2.8%
Inovalon Holdings, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(62)	(148)	—%
Inovalon Holdings, Inc.(5)(6)(21)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	25,703	25,233	24,996	1.4%
Intelerad Medical Systems Incorporated(5)(7)(19)(21)	First lien senior secured loan	L + 6.25%	8/21/2026	42,588	42,121	41,949	2.4%
Intelerad Medical Systems Incorporated(5)(7)(16)(19)(21)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	1,104	1,104	1,078	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(21)	First lien senior secured loan	SR + 7.00%	12/24/2026	4,771	4,741	4,687	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(1)	(4)	—%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured loan	SR + 4.50%	4/28/2025	5,000	4,917	4,682	0.3%
RL Datix Holdings (USA), Inc.(5)(16)(17)(18)(19)(21)	First lien senior secured delayed draw term loan	SR + 4.50%	4/14/2024	—	(66)	(155)	—%
RL Datix Holdings (USA), Inc.(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR + 4.50%	4/27/2025	—	(57)	(98)	—%
RL Datix Holdings (USA), Inc.(5)(12)(16)(19)(21)	Second lien senior secured delayed draw term loan	SR + 7.75%	4/27/2026	5,000	4,895	4,842	0.3%
				213,940	210,350	206,700	11.9%
Household products
Aptive Environmental, LLC(21)(25)	First lien senior secured loan	12% (incl. 6.00% PIK)	1/23/2026	2,566	2,137	2,142	0.1%
LTP Holdco, LLC(5)(10)(21)	Unsecured facility	SR + 10.75% PIK	4/25/2032	1,523	1,479	1,477	0.1%
Mario Purchaser, LLC(5)(10)(21)	First lien senior secured loan	SR + 5.75%	4/25/2029	5,230	5,127	5,125	0.3%
Mario Purchaser, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	4/25/2024	—	(27)	(28)	—%
Mario Purchaser, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	4/25/2028	—	(11)	(11)	—%
Simplisafe Holding Corporation(5)(10)(21)	First lien senior secured loan	SR + 6.25%	4/30/2027	2,058	2,018	2,016	0.1%
Simplisafe Holding Corporation(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(2)	(3)	—%
Walker Edison Furniture Company LLC(5)(7)(21)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	25,238	25,238	21,200	1.2%
				36,615	35,959	31,918	1.8%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,959	40,348	2.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(21)	First lien senior secured loan	L + 6.00%	9/22/2028	69,059	67,803	67,333	3.8%
IG Investments Holdings, LLC (dba Insight Global)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	1,490	1,396	1,355	0.1%
				115,132	113,158	109,036	6.2%
Infrastructure and environmental services
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(11)(21)	First lien senior secured loan	SR + 5.50%	3/13/2028	685	672	663	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(2)	(4)	—%
				685	670	659	—%
Insurance
Alera Group, Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/2/2028	69,564	68,137	68,124	3.9%
Alera Group, Inc.(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	19,091	18,694	18,688	1.1%
Ardonagh Midco 2 Plc(19)(21)(25)	Unsecured notes	12%	1/15/2027	241	239	252	—%
Ardonagh Midco 3 Plc(5)(13)(19)(21)	First lien senior secured GBP loan	SA + 7.00%	7/14/2026	2,263	2,299	2,259	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR loan	E + 7.00%	7/14/2026	205	216	204	—%
Ardonagh Midco 3 Plc(5)(8)(19)(21)	First lien senior secured USD loan	L + 5.75%	7/14/2026	576	566	570	—%
Ardonagh Midco 3 Plc(5)(16)(17)(18)(19)(21)	First lien senior secured GBP delayed draw term loan	SA + 5.75%	8/19/2023	—	—	(3)	—%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	4,250	0.2%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/22/2029	15,000	14,866	12,675	0.7%
Brightway Holdings, LLC(5)(6)(21)	First lien senior secured loan	L + 6.50%	12/16/2027	17,850	17,643	17,359	1.0%
Brightway Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(24)	(58)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(21)	First lien senior secured loan	L + 6.25%	4/28/2028	29,654	29,287	28,914	1.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(26)	(56)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(8)(21)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,887	12,664	12,565	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(21)	First lien senior secured loan	L + 6.00%	11/1/2028	34,152	33,837	33,810	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(14)	(16)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	34,108	31,176	29,759	1.7%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/28/2028	36,341	35,686	35,069	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(91)	(258)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	206	118	26	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(21)	First lien senior secured loan	L + 5.50%	7/23/2027	14,980	14,719	14,455	0.8%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(19)	(38)	—%
				292,118	284,973	278,550	15.8%
Internet software and services
Anaplan, Inc.(5)(10)(21)	First lien senior secured loan	SR + 6.50%	6/21/2029	27,016	26,748	26,746	1.5%
Anaplan, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(19)	(19)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(21)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	20,264	19,868	19,656	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(31)	(48)	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(21)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,534	39,500	2.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(21)	First lien senior secured loan	L + 8.00% (incl. 8.00% PIK)	12/23/2026	8,654	8,587	8,589	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(6)(16)(21)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	675	668	668	—%
CivicPlus, LLC(5)(7)(21)	First lien senior secured loan	L + 6.00%	8/24/2027	15,332	15,191	15,179	0.9%
CivicPlus, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(9)	(10)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(10)(21)	Unsecured notes	SR + 11.75% PIK	6/9/2034	6,395	6,204	6,203	0.4%
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(21)	First lien senior secured loan	L + 5.75%	11/8/2027	19,497	19,320	19,107	1.1%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(17)	(39)	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	41,763	41,334	41,763	2.4%
Forescout Technologies, Inc.(5)(16)(17)(21)	First lien senior secured delayed draw term loan	L + 8.00%	8/17/2026	—	(83)	(21)	—%
Forescout Technologies, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(49)	(24)	—%
Forescout Technologies, Inc.(5)(6)(16)(21)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	1,373	1,348	1,373	0.1%
GovBrands Intermediate, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/4/2027	8,304	8,123	7,910	0.5%
GovBrands Intermediate, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,868	1,818	1,749	0.1%
GovBrands Intermediate, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(19)	(42)	—%
Granicus, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.50%	1/29/2027	13,428	13,169	12,991	0.7%
Granicus, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,527	1,494	1,455	0.1%
Granicus, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(22)	(39)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GS Acquisitionco, Inc. (dba insightsoftware)(5)(8)(21)	First lien senior secured loan	L + 5.75%	5/25/2026	8,042	8,006	7,921	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(6)	(35)	—%
Hyland Software, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	5,865	0.3%
MessageBird BidCo B.V.(5)(7)(19)(21)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,702	15,520	0.9%
Ministry Brands Holdings, LLC. (5)(7)(21)	First lien senior secured loan	L + 5.50%	12/29/2028	10,479	10,281	10,086	0.6%
Ministry Brands Holdings, LLC. (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(31)	(92)	—%
Ministry Brands Holdings, LLC. (5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(18)	(38)	—%
Proofpoint, Inc.(5)(8)(20)(21)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,465	7,163	0.4%
QAD Inc.(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/5/2027	46,384	45,540	44,644	2.6%
QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(107)	(225)	—%
Securonix, Inc.(5)(11)(21)	First lien senior secured loan	SR + 6.50%	4/5/2028	847	839	839	—%
Securonix, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(5)(7)(19)(21)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,955	81,628	4.6%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(55)	(157)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L + 5.75%	6/30/2028	36,007	35,689	35,106	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(92)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	735	717	681	—%
When I Work, Inc.(5)(8)(21)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	22,650	22,448	22,026	1.3%
When I Work, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(37)	(114)	—%
				444,461	438,542	433,371	24.9%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(5)(8)(21)	First lien senior secured loan	L + 5.75%	8/5/2027	70,414	70,106	70,062	4.0%
Troon Golf, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(22)	(27)	—%
				70,414	70,084	70,035	4.0%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(21)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,164	6,158	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(8)(21)	First lien senior secured loan	L + 6.00%	7/21/2027	40,763	40,410	39,845	2.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(21)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2027	5,328	5,279	5,208	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(30)	(80)	—%
Sonny's Enterprises LLC(5)(6)(21)	First lien senior secured loan	L + 6.75%	8/5/2026	49,207	48,521	49,207	2.8%
Sonny's Enterprises LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	1,127	1,078	1,127	0.1%
				102,725	101,422	101,465	5.9%
Professional services
Apex Group Treasury LLC(5)(7)(19)(21)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,955	4,800	0.3%
Apex Group Treasury LLC(5)(16)(17)(18)(19)(21)	Second lien senior secured delayed draw term loan	L + 6.75%	10/31/2022	—	—	(132)	—%
Apex Service Partners, LLC(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	462	452	451	—%
Apex Service Partners, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.25%	7/31/2025	10	9	9	—%
Guidehouse Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/16/2028	44,243	43,837	43,137	2.4%
Relativity ODA LLC(5)(7)(21)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	16,059	15,871	15,819	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(18)	(22)	—%
				65,774	65,106	64,062	3.6%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Specialty retail
Milan Laser Holdings LLC(5)(6)(21)	First lien senior secured loan	L + 5.00%	4/27/2027	41,056	40,715	40,543	2.3%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(27)	(44)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(8)(21)	First lien senior secured loan	L + 6.50%	11/23/2027	60,611	59,777	59,702	3.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(49)	(22)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(8)(16)(21)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	2,289	2,218	2,210	0.1%
The Shade Store, LLC(5)(6)(21)	First lien senior secured loan	L + 6.00%	10/13/2027	58,795	58,134	57,032	3.3%
The Shade Store, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	2,955	2,891	2,777	0.2%
				165,706	163,659	162,198	9.2%
Telecommunications
Park Place Technologies, LLC(5)(10)(20)(21)	First lien senior secured loan	SR + 5.00%	11/10/2027	7,406	7,167	7,097	0.4%
				7,406	7,167	7,097	0.4%
Transportation
Motus Group, LLC(5)(6)(21)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,905	9,700	0.5%
				10,000	9,905	9,700	0.5%
Total non-controlled/non-affiliated portfolio company debt investments				2,922,751	2,885,998	2,834,358	162.1%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)(24)	LP Interest	N/A	N/A	33,000	33,108	30,172	1.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	34,035	32,470	1.9%
					67,143	62,642	3.6%
Buildings and real estate
Associations Finance, Inc.(21)(23)(25)	Preferred Stock	12.00% PIK	N/A	25,000,000	24,316	24,313	1.4%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Class A-2 Common Units	N/A	N/A	431,889	368	367	—%
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Series A Preferred Units	N/A	N/A	—	9	9	—%
					24,693	24,689	1.4%
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units	N/A	N/A	413,725	4,215	5,110	0.3%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units	N/A	N/A	452	452	452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(23)(25)	Perpetual Preferred Stock	11.75% PIK	N/A	6,000	5,850	5,850	0.3%
					10,517	11,412	0.6%
Consumer products
ASP Conair Holdings LP(21)(23)(24)	Class A Units	N/A	N/A	12,857	1,286	803	—%
					1,286	803	—%
Food and beverage
Hissho Sushi Holdings, LLC(21)(23)(24)	Class A Units	N/A	N/A	7,502	75	75	—%
					75	75	—%
Healthcare equipment and services
KPCI Holdings, LP(21)(23)(24)	Class A Units	N/A	N/A	6,701	6,701	6,665	0.5%
Maia Aggregator, LP(21)(23)(24)	Class A-2 Units	N/A	N/A	112,360	112	112	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(25)	Class A Units	8.00% PIK	N/A	1,653	1,830	1,830	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(24)	Class B Units	N/A	N/A	22,767	44	258	—%
Rhea Acquisition Holdings, LP(21)(23)(24)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					8,806	8,984	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(21)(23)(24)	Class A Interests	N/A	N/A	3,017	3,017	2,544	0.1%
					3,017	2,544	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Healthcare technology
Minerva Holdco, Inc.(21)(23)(25)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,043	1,915	0.1%
					2,043	1,915	0.1%
Household products
Evology LLC(21)(23)(24)	Class B Units	N/A	N/A	88	420	420	—%
					420	420	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(21)(23)(25)	Series A Preferred Stock	10.50% PIK	N/A	12,750	13,415	11,795	0.8%
					13,415	11,795	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(21)(23)(24)	LP Interest	N/A	N/A	8,919	892	892	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(21)(23)(24)	LP Interest	N/A	N/A	421	422	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Units	N/A	N/A	2,757,106	6,992	8,728	0.5%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Warrants	N/A	N/A	1,013,666	2,571	3,212	0.2%
					10,877	13,253	0.8%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(21)(23)(24)	Class A Common Stock	N/A	N/A	57,000	5,700	4,313	0.2%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(21)(23)(24)	Common Units	N/A	N/A	1,729,439	1,729	1,462	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(19)(21)(23)(24)	LP Interest	N/A	N/A	470,219	470	470	—%
MessageBird Holding B.V.(19)(21)(23)(24)	Extended Series C Warrants	N/A	N/A	25,540	157	53	—%
Project Alpine Co-Invest Fund, L.P.(19)(21)(23)(24)	LP Interest	N/A	N/A	2,000,000	2,001	2,000	0.1%
Thunder Topco L.P. (dba Vector Solutions)(21)(23)(24)	Common Units	N/A	N/A	2,138,653	2,139	1,955	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(21)(23)(25)	Senior Preferred Stock	11.25% PIK	N/A	33,385	35,035	32,810	1.9%
					47,231	43,063	2.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest	N/A	N/A	700	700	749	—%
					700	749	—%
Total non-controlled/non-affiliated portfolio company equity investments					190,223	182,344	10.4%
Total Investments					$3,076,221	$3,016,702	172.5%
_________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of June 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $53.4 million based on a tax cost basis of $3.1 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $58.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.3 million.
(5)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six-, or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)The interest rate on these loans is subject to Prime, which as of June 30, 2022 was 4.75%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(13)The interest rate on these loans is subject to SONIA, which as of June 30, 2022 was 1.19%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2022 was 0.15%.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 11.6% of total assets as calculated in accordance with the regulatory requirements.
(20)Level 2 investment.
(21)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(22)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $182.3 million or 10.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 10, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(24)Investment is non-income producing.
(25)Investment contains a fixed-rate structure.
(26)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(27)Investment is not pledged as collateral for the credit facilities.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(18)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,753	$82,688	5.0%
Global Music Rights, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(141)	(150)	—%
				84,375	82,612	82,538	5.0%
Aerospace and defense
Peraton Corp.(5)(6)(18)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,791	14,925	0.9%
				15,000	14,791	14,925	0.9%
Buildings and real estate
Associations, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	85,036	83,890	84,186	5.0%
Associations, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(65)	(53)	—%
Dodge Data & Analytics LLC(5)(8)(18)	First lien senior secured loan	L + 7.50%	4/14/2026	6,446	6,332	6,639	0.4%
Dodge Data & Analytics LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(6)	—	—%
RealPage, Inc.(5)(6)(18)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,409	6,575	0.4%
				97,982	96,560	97,347	5.8%
Business services
Denali Buyerco LLC (dba Summit Companies)(5)(7)(18)	First lien senior secured loan	L + 6.00%	9/15/2028	62,809	62,205	62,182	3.8%
Denali Buyerco LLC (dba Summit Companies)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	3,860	3,713	3,821	0.2%
Denali Buyerco LLC (dba Summit Companies)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	—	(65)	(69)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(18)	First lien senior secured loan	L + 5.50%	9/13/2028	47,827	46,903	46,871	2.8%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Diamondback Acquisition, Inc. (dba Sphera)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(91)	(96)	—%
Gainsight, Inc.(5)(8)(18)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,994	5,001	0.3%
Gainsight, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(14)	(13)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	L + 6.50%	12/15/2026	36,718	36,246	36,718	2.3%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	L + 5.50%	12/15/2026	404	400	400	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	—	—	—	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(53)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(18)(19)(22)	Unsecured notes	0.48% PIK	12/14/2029	1,056	1,054	1,056	—%
KPSKY Acquisition, Inc. (dba BluSky) (5)(6)(18)	First lien senior secured loan	L + 5.50%	10/19/2028	35,808	35,108	35,092	2.1%
KPSKY Acquisition, Inc. (dba BluSky) (5)(9)(13)(15)(18)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	2,046	1,986	1,985	0.1%
				195,605	192,386	192,948	11.6%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)(18)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,413	6,500	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(18)	First lien senior secured loan	L + 6.50%	3/30/2027	70,970	70,299	70,616	4.2%
Gaylord Chemical Company, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(35)	(20)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(18)	First lien senior secured loan	L + 5.75%	4/22/2027	6,101	5,977	5,979	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(7)	(7)	—%
				83,571	82,647	83,068	5.0%
Consumer products

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
ConAir Holdings LLC(5)(7)(18)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,312	45,000	2.7%
Lignetics Investment Corp.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/1/2027	50,980	50,358	50,343	3.0%
Lignetics Investment Corp.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(77)	(80)	—%
Lignetics Investment Corp.(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	1,275	1,182	1,179	0.1%
Olaplex, Inc.(5)(6)(18)	First lien senior secured loan	L + 6.25%	1/8/2026	12,104	12,004	12,104	0.7%
				109,359	107,779	108,546	6.5%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(18)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,718	49,703	3.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	802	799	—%
Fortis Solutions Group, LLC(5)(7)(18)	First lien senior secured loan	L + 5.50%	10/13/2028	22,669	22,231	22,214	1.3%
Fortis Solutions Group, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(89)	(93)	—%
Fortis Solutions Group, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(61)	(64)	—%
Pregis Topco LLC(5)(7)(18)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	1.8%
Pregis Topco LLC(5)(7)(18)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.1%
				106,226	105,101	105,059	6.2%
Distribution
Individual Foodservice Holdings, LLC(5)(8)(18)	First lien senior secured loan	L + 6.25%	11/21/2025	41,052	40,551	40,845	2.4%
Individual Foodservice Holdings, LLC(5)(8)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	2,095	1,918	2,007	0.1%
Individual Foodservice Holdings, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	111	83	99	—%
				43,258	42,552	42,951	2.5%
Education
Pluralsight, LLC(5)(8)(18)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,448	20,434	1.2%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Pluralsight, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(11)	(13)	—%
				20,641	20,437	20,421	1.2%
Financial services
AxiomSL Group, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	12/3/2027	45,989	45,489	45,643	2.7%
AxiomSL Group, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	—	—%
AxiomSL Group, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(42)	(30)	—%
Hg Genesis 8 Sumoco Limited(5)(10)(16)(18)	Unsecured facility	S + 7.50% PIK	8/28/2025	20,204	19,732	20,204	1.2%
Hg Saturn LuchaCo Limited(5)(10)(16)(18)	Unsecured facility	S + 7.50% PIK	3/30/2026	25,363	25,676	25,110	1.5%
Muine Gall, LLC(5)(8)(16)(18)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	81,667	81,780	81,667	4.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(18)	First lien senior secured loan	L + 5.75%	9/8/2025	8,559	8,478	8,505	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,680	1,646	1,669	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(8)	(4)	—%
				183,462	182,742	182,764	10.9%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(8)(18)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,951	5,950	0.4%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(18)	First lien senior secured loan	L + 5.75%	5/12/2027	35,497	35,095	35,142	2.1%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(17)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(50)	(45)	—%
Nutraceutical International Corporation(5)(6)(18)	First lien senior secured loan	L + 7.00%	9/30/2026	11,471	11,329	11,240	0.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Nutraceutical International Corporation(5)(6)(18)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	735	727	721	—%
Shearer's Foods, LLC(5)(6)(18)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,735	30,000	1.8%
Ultimate Baked Goods Midco, LLC(5)(6)(18)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,109	16,088	1.0%
Ultimate Baked Goods Midco, LLC(5)(8)(13)(18)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				101,253	99,882	100,096	6.1%
Healthcare equipment and services
Medline Borrower, LP(5)(13)(14)(18)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(40)	(42)	—%
Packaging Coordinators Midco, Inc.(5)(7)(18)	Second lien senior secured loan	L + 7.00%	11/30/2028	54,269	53,046	53,184	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(18)	First lien senior secured loan	L + 6.75%	1/31/2028	38,382	37,796	37,901	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(45)	(33)	—%
				92,651	90,757	91,010	5.5%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)(18)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	26,145	25,636	25,622	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(18)	First lien senior secured loan	L + 7.00%	10/27/2025	11,787	11,622	11,699	0.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	5,930	5,861	5,886	0.4%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	507	476	496	—%
OB Hospitalist Group, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.50%	9/27/2027	52,849	51,831	51,792	3.1%
OB Hospitalist Group, Inc.(5)(6)(13)(18)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	731	600	594	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(18)	Second lien senior secured loan	L + 6.50%	11/15/2029	85,000	84,160	84,150	5.0%
Quva Pharma, Inc.(5)(8)(18)	First lien senior secured loan	L + 5.50%	4/12/2028	11,789	11,464	11,464	0.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Quva Pharma, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(30)	(33)	—%
Refresh Parent Holdings, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50%	12/9/2026	14,829	14,639	14,717	0.9%
Refresh Parent Holdings, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	4,744	4,681	4,707	0.3%
Refresh Parent Holdings, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	647	624	633	—%
				214,958	211,564	211,727	12.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(8)(18)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,480	53,441	3.2%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(71)	(63)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(90)	(90)	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)(18)	First lien senior secured loan	G + 4.50%	4/27/2025	432	430	424	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)(18)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,257	2,248	2,218	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(18)	First lien senior secured loan	L + 6.00%	10/30/2028	18,238	17,881	17,873	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	—	(27)	(28)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(32)	(33)	—%
Inovalon Holdings, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.75%	11/24/2028	50,531	49,283	49,268	3.0%
Inovalon Holdings, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(66)	(67)	—%
Inovalon Holdings, Inc.(5)(7)(18)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	24,071	23,591	23,589	1.4%
Intelerad Medical Systems Incorporated(5)(7)(16)(18)	First lien senior secured loan	L + 6.25%	8/21/2026	42,802	42,286	42,695	2.6%

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

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Brightway Holdings, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(26)	(26)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(18)	First lien senior secured loan	L + 6.25%	4/28/2028	29,804	29,409	29,431	1.8%
Evolution BuyerCo, Inc. (dbaSIAA)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(28)	(28)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,348	12,113	12,101	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(18)	First lien senior secured loan	L + 6.00%	11/1/2028	27,311	27,044	27,038	1.6%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	4,822	4,774	4,774	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(15)	(16)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(18)(22)	First lien senior secured loan	9.00% PIK	10/31/2031	32,133	29,111	29,081	1.7%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(18)	First lien senior secured loan	L + 5.50%	8/28/2028	36,524	35,823	35,793	2.1%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(98)	(103)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(97)	(103)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured loan	L + 5.50%	7/23/2027	15,055	14,771	14,754	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(2)	(4)	—%
				288,584	280,776	280,989	16.8%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(18)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	19,121	18,702	18,690	1.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(34)	(36)	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(18)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,489	39,800	2.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(18)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,409	8,440	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	—%
CivicPlus, LLC(5)(7)(18)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,297	9,293	0.6%
CivicPlus, LLC(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—%
CivicPlus, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(8)	(9)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(18)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,355	19,350	1.2%
EET Buyer, Inc. (dba e-Emphasys)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(19)	(20)	—%
Forescout Technologies, Inc.(5)(7)(18)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	23,458	23,161	23,458	1.4%
Forescout Technologies, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(29)	—	—%
GovBrands Intermediate, Inc.(5)(7)(18)	First lien senior secured loan	L + 5.50%	8/4/2027	8,346	8,149	8,137	0.5%
GovBrands Intermediate, Inc.(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,883	1,827	1,825	0.1%
GovBrands Intermediate, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(21)	(22)	—%
Granicus, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.50%	1/29/2027	13,495	13,212	13,259	0.8%
Granicus, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,535	1,498	1,501	0.1%
Granicus, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(24)	(21)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(18)	First lien senior secured loan	L + 5.75%	5/25/2026	5,805	5,777	5,776	0.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GS Acquisitionco, Inc. (dba insightsoftware)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(12)	(13)	—%
Hyland Software, Inc.(5)(6)(18)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	6,038	0.4%
MessageBird BidCo B.V.(5)(7)(16)(18)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,677	15,680	0.9%
Ministry Brands Holdings, LLC. (5)(7)(18)	First lien senior secured loan	L + 5.50%	12/29/2028	10,505	10,295	10,295	0.6%
Ministry Brands Holdings, LLC. (5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(34)	(34)	—%
Ministry Brands Holdings, LLC. (5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(20)	(20)	—%
Proofpoint, Inc.(5)(7)(18)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,464	7,463	0.4%
QAD Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,590	45,570	2.7%
QAD Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(117)	(120)	—%
Tahoe Finco, LLC(5)(7)(16)(18)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,907	82,716	5.0%
Tahoe Finco, LLC(5)(13)(14)(16)(18)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(60)	(75)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(8)(18)	First lien senior secured loan	L + 5.75%	6/30/2028	29,163	28,890	28,945	1.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(18)	First lien senior secured loan	L + 5.75%	6/30/2028	7,025	6,958	6,972	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(20)	(16)	—%
When I Work, Inc.(5)(7)(18)	First lien senior secured loan	L + 6.00%	11/2/2027	22,206	21,988	21,982	1.3%
When I Work, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(40)	(42)	—%
				380,250	374,770	375,330	22.4%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(18)	First lien senior secured loan	L + 6.00%	8/5/2027	70,769	70,434	70,415	4.2%
Troon Golf, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(25)	(27)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
				70,769	70,409	70,388	4.2%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(18)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,156	6,221	0.4%
MHE Intermediate Holdings, LLC(5)(7)(18)	First lien senior secured loan	L + 5.75%	7/21/2027	40,969	40,584	40,558	2.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,085	3,055	3,054	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(33)	(36)	—%
Sonny's Enterprises LLC(5)(6)(18)	First lien senior secured loan	L + 6.75%	8/5/2026	49,457	48,695	49,457	3.0%
Sonny's Enterprises LLC(5)(6)(13)(18)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	563	507	563	—%
				100,374	98,964	99,817	6.0%
Professional services
Apex Group Treasury LLC(5)(7)(16)(18)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.3%
Apex Group Treasury LLC(5)(13)(15)(16)(18)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Guidehouse Inc.(5)(6)(18)	First lien senior secured loan	L + 5.50%	10/16/2028	44,465	44,032	44,020	2.6%
Guidehouse Inc.(5)(13)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(34)	—%
Relativity ODA LLC(5)(6)(18)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,590	15,387	15,396	0.9%
Relativity ODA LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(20)	(18)	—%
				65,055	64,351	64,314	3.8%
Specialty retail
Milan Laser Holdings LLC(5)(7)(18)	First lien senior secured loan	L + 5.00%	4/27/2027	41,263	40,891	40,954	2.5%
Milan Laser Holdings LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(30)	(26)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(18)	First lien senior secured loan	L + 6.50%	11/23/2027	60,915	60,015	60,002	3.6%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Notorious Topco, LLC (dba Beauty Industry Group)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(54)	(22)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(13)(18)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	880	803	801	—%
The Shade Store, LLC(5)(7)(18)	First lien senior secured loan	L + 6.00%	10/13/2027	59,091	58,375	58,352	3.5%
The Shade Store, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(71)	(74)	—%
				162,149	159,929	159,987	9.6%
Telecommunications
Park Place Technologies, LLC(5)(6)(17)(18)	First lien senior secured loan	L + 5.00%	11/10/2027	7,444	7,185	7,416	0.4%
				7,444	7,185	7,416	0.4%
Transportation
Motus Group, LLC(5)(7)(18)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,901	9,900	0.6%
				10,000	9,901	9,900	0.6%
Total non-controlled/non-affiliated portfolio company debt investments				2,778,396	2,735,495	2,740,151	164.0%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(20)(21)	LP Interest	N/A	N/A	33,000	33,065	33,000	2.0%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(18)(20)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,783	33,645	2.0%
					65,848	66,645	4.0%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(18)(20)(21)	Series A Preferred Stock	N/A	N/A	431,889	648	715	—%
					648	715	—%
Business services
Denali Holding, LP (dba Summit Companies)(18)(20)(21)	Class A Units	N/A	N/A	380,658	3,807	3,807	0.2%
Hercules Buyer LLC (dba The Vincit Group)(18)(19)(20)(21)	Common Units	N/A	N/A	452	450	452	—%

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
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)As of December 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $9.4 million based on a tax cost basis of $2.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $10.4 million.
(5)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), Sterling Overnight Interbank Average Rate ("SONIA" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(9)The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(10)The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%.
(11)The interest rate on these loans is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.47%.
(12)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(13)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2021
(Amounts in thousands, except share amounts)
(14)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(15)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 10.9% of total assets as calculated in accordance with the regulatory requirements.
(17)Level 2 investment.
(18)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(19)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $156.9 million or 9.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(21)Investment is non-income producing.
(22)Loan contains a fixed-rate structure.
(23)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(24)Investment is not pledged as collateral for the credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$41,397	$9,998	$82,327	$17,037
Net change in unrealized gain (loss)	(45,932)	2,569	(61,439)	4,132
Net realized gain (loss)	2	226	886	441
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,533)	12,793	21,774	21,610
Distributions
Distributions declared from earnings	(35,424)	(9,318)	(72,214)	(15,965)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(35,424)	(9,318)	(72,214)	(15,965)
Capital Share Transactions
Issuance of common shares	118,180	150,000	118,180	150,000
Reinvestment of distributions	7,254	1,403	13,005	1,844
Net Increase in Net Assets Resulting from Capital Share Transactions	125,434	151,403	131,185	151,844
Total Increase (Decrease) in Net Assets	85,477	154,878	80,745	157,489
Net Assets, at beginning of period	1,663,566	289,065	1,668,298	286,454
Net Assets, at end of period	$1,749,043	$443,943	$1,749,043	$443,943

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,774	$21,610
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(260,537)	(488,743)
Proceeds from investments and investment repayments, net	98,676	51,085
Net amortization/accretion of premium/discount on investments	(3,980)	(1,418)
Payment-in-kind interest	(15,177)	(1,912)
Payment-in-kind dividends	(4,499)	(682)
Net change in unrealized (gain) loss on investments	61,347	(4,365)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	92	233
Net realized (gain) loss on investments	(875)	(246)
Amortization of debt issuance costs	1,758	763
Amortization of offering costs	30	246
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	7,020	(3,604)
(Increase) decrease in prepaid expenses and other assets	(4,166)	(240)
Increase (decrease) in management fee payable	914	568
Increase (decrease) in payables to affiliates	29	56
Increase (decrease) in accrued expenses and other liabilities	2,881	240
Net cash provided by (used in) operating activities	(94,713)	(426,409)
Cash Flows from Financing Activities
Borrowings on debt	311,000	547,928
Payments on debt	(250,000)	(309,000)
Debt issuance costs	(4,600)	(869)
Proceeds from issuance of common shares	117,717	154,711
Offering costs paid	(20)	(43)
Cash distributions paid to shareholders	(53,510)	(6,901)
Net cash provided by (used in) financing activities	120,587	385,826
Net increase (decrease) in cash	25,874	(40,583)
Cash, beginning of period	27,245	82,612
Cash, end of period	$53,119	$42,029

Supplemental and Non-Cash Information
Interest expense paid	$16,481	$2,834
Distributions declared during the period	$72,214	$15,965
Reinvestment of distributions during the period	$13,005	$1,844
Distribution payable	$35,424	$9,318
Excise taxes paid	$228	$8
Subscriptions receivable	$463	$—
Subscriptions received in advance	$—	$1,302

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
The Company conducts this valuation process on a quarterly basis.
The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, no investments are on non-accrual status.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.
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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board or by the holders of a majority of the Company’s outstanding voting securities and, (2) the vote of a majority of the Company's directors who are not "interested persons" of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (the "independent directors"). On May 3, 2022, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $0.5 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.3 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2022, management fees were $3.7 million and $7.4 million, respectively. For the three and six months ended June 30, 2021, management fees were $0.8 million and $1.3 million respectively.
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
There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2022. There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2021.
There were no capital gains based incentive fees for the three and six months ended June 30, 2022. There were no capital gains based incentive fees for the three and six months ended June 30, 2021.
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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted to Owl Rock Capital Advisors LLC (“ORCA”) and its affiliates to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with ORCA, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with ORCA, ORTA, ORTA II and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock,” a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
Promissory Note
The Company, as borrower, has entered into a Loan Agreement as amended and restated through the date hereof (the "FIC Agreement") with Owl Rock Feeder FIC BDC III LLC ("Feeder FIC"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $250 million from Feeder FIC. See Note 6 "Debt".
On June 22, 2022, the Company and Feeder FIC entered into a Termination Agreement (the "Termination Agreement") pursuant to which the FIC Agreement was terminated. At the time the Termination Agreement was executed there were no amounts outstanding pursuant to the FIC Agreement or Promissory Notes.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,419,272	$2,390,281	$2,282,500	$2,285,599
Second-lien senior secured debt investments	409,604	392,248	406,308	407,932
Unsecured debt investments	57,122	51,829	46,687	46,620
Preferred equity investments	114,703	109,162	82,903	83,788
Common equity investments	75,520	73,182	71,431	73,098
Total Investments	$3,076,221	$3,016,702	$2,889,829	$2,897,037

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Advertising and media	2.7%	2.8%
Aerospace and defense	0.4	0.5
Automotive	2.1	2.3
Buildings and real estate	3.7	3.4
Business services	7.0	6.8
Chemicals	2.7	2.9
Consumer products	3.5	3.8
Containers and packaging	3.6	3.6
Distribution	1.9	1.5
Education	0.7	0.7
Financial services	6.0	6.3
Food and beverage	4.5	3.5
Healthcare equipment and services	3.3	3.5
Healthcare providers and services	6.7	7.6
Healthcare technology	6.9	6.9
Household products	1.1	0.8
Human resource support services	4.0	4.4
Infrastructure and environmental services	0.0	—
Insurance	9.7	10.1
Internet software and services	15.8	14.4
Leisure and entertainment	2.3	2.4
Manufacturing	3.4	3.5
Professional services	2.1	2.2
Specialty retail	5.4	5.5
Telecommunications	0.2	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
United States:
Midwest	21.3%	20.7%
Northeast	16.2	16.9
South	30.4	30.7
West	24.3	23.3
International	7.8	8.4
Total	100.0%	100.0%

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,097	$2,383,184	$2,390,281
Second-lien senior secured debt investments	—	37,594	354,654	392,248
Unsecured debt investments	—	—	51,829	51,829
Preferred equity investments	—	—	109,162	109,162
Common equity investments	—	—	73,182	73,182
Total Investments at fair value	$—	$44,691	$2,972,011	$3,016,702

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,416	$2,278,183	$2,285,599
Second-lien senior secured debt investments	—	19,941	387,991	407,932
Unsecured debt investments	—	—	46,620	46,620
Preferred equity investments	—	—	83,788	83,788
Common equity investments	—	—	73,098	73,098
Total Investments at fair value	$—	$27,357	$2,869,680	$2,897,037

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022 and 2021:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments		Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,304,544	$358,626	$47,214		$81,700	$75,477	$2,867,561
Purchases of investments, net	106,116	1,560	7,650		30,163	2,954	148,443
Payment-in-kind	7,934	940	753		2,327	34	11,988
Proceeds from investments, net	(17,766)	(699)	—		—	—	(18,465)
Net realized gains (losses)	6	—	—		—	—	6
Net change in unrealized gain (loss)	(19,146)	(12,399)	(3,808)		(5,091)	(5,283)	(45,727)
Net amortization/accretion of premium/discount on investments	1,496	118	20	—	63	—	1,697
Transfers into (out of) Level 3(1)	—	6,508	—		—	—	6,508
Fair value, end of period	$2,383,184	$354,654	$51,829		$109,162	$73,182	$2,972,011
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
Purchases of investments, net	213,586	2,540	8,638	32,124	3,648	260,536
Payment-in-kind	11,793	1,632	1,751	4,428	71	19,675
Proceeds from investments, net	(92,040)	(699)	—	(5,464)	—	(98,203)
Net realized gains (losses)	43	—	—	831	—	874
Net change in unrealized gain (loss)	(31,791)	(14,655)	(5,223)	(6,426)	(4,003)	(62,098)
Net amortization/accretion of premium/discount on investments	3,410	233	43	249	—	3,935
Transfers between investment types	—	—	—	(368)	368	—
Transfers into (out of) Level 3(1)	—	(22,388)	—	—	—	(22,388)
Fair value, end of period	$2,383,184	$354,654	$51,829	$109,162	$73,182	$2,972,011
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$368,812	$83,842	$45,506	$3,842	$7,239	$509,241
Purchases of investments, net	236,804	83,327	—	31,848	4,380	356,359
Payment-in-kind	640	—	—	482	28	1,150
Proceeds from investments, net	(6,550)	—	—	—	—	(6,550)
Net change in unrealized gain (loss)	655	599	821	(17)	815	2,873
Net amortization/accretion of premium/discount on investments	349	46	33	22	2	452
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	333,186	83,327	24,658	31,847	5,750	478,768
Payment-in-kind	1,173	—	739	636	46	2,594
Proceeds from investments, net	(42,018)	(4,641)	—	—	—	(46,659)
Net change in unrealized gain (loss)	2,279	911	610	(25)	815	4,590
Net realized gains (losses)	22	—	—	—	—	22
Net amortization/accretion of premium/discount on investments	1,168	169	45	26	2	1,410
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(19,159)	$658
Second-lien senior secured debt investments	(12,399)	599
Unsecured debt investments	(3,808)	818
Preferred equity investments	(5,091)	(17)
Common equity investments	(5,283)	815
Total Investments	$(45,740)	$2,873

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(31,295)	$2,913
Second-lien senior secured debt investments	(14,446)	910
Unsecured debt investments	(5,223)	607
Preferred equity investments	(6,376)	(25)
Common equity investments	(3,690)	815
Total Investments	$(61,030)	$5,220

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,033,136	Yield Analysis	Market Yield	8.5% - 21.6% (11.4%)	Decrease
	350,048	Recent Transaction	Transaction Price	97.5% - 99.3% (98.5%)	Increase
Second-lien senior secured debt investments	$353,780	Yield Analysis	Market Yield	11.7% - 17.7% (14.2%)	Decrease
	874	Recent Transaction	Transaction Price	99%	Increase
Unsecured debt investments	$42,142	Yield Analysis	Market Yield	9.1% - 11.3% (10.4%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.8x	Increase
	8,631	Recent Transaction	Transaction Price	97.0% - 99.3% (97.3%)	Increase
Preferred equity investments	$78,990	Yield Analysis	Market Yield	14.0% - 16.1% (14.7%)	Decrease
	30,163	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$59,279	Market Approach	EBITDA Multiple	9.8x - 23.3x (15.7x)	Increase
	420	Market Approach	Revenue Multiple	1.8x	Increase
	53	Market Approach	Gross Profit Multiple	16.5x	Increase
	5,775	Market Approach	Last Quarter Annualized Recurring Revenue Multiple	6.5x - 11.0x (7.6x)	Increase
	7,655	Recent Transaction	Transaction Price	100.0% - 123.5% (115.7%)	Increase

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,650,640	Yield Analysis	Market Yield	6.5% - 12.4% (8.3%)	Decrease
	627,543	Recent Transaction	Transaction Price	90.5% - 99.4% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$213,824	Yield Analysis	Market Yield	6.5% - 10.7% (9.2%)	Decrease
	161,554	Recent Transaction	Transaction Price	98.0% - 99.0% (98.7%)	Increase
Unsecured debt investments(2)	$45,314	Yield Analysis	Market Yield	7.2% - 9.4% (8.4%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$37,896	Yield Analysis	Market Yield	11.4% - 14.6% (11.8%)	Decrease
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x	Increase
Common equity investments	$22,528	Market Approach	EBITDA Multiple	7.6x - 24.0x (17.1x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x	Increase
	50,413	Recent Transaction	Transaction Price	100.0%	Increase
________________
(1)Excludes Level 3 investments with a fair value of $12.6 million, which the Company valued using indicative bid prices obtained from brokers.
(2)Excludes Level 3 investment with a fair value of $250.0 thousand, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$—	$—	$—	$—
Revolving Credit Facility	172,518	172,518	211,373	211,373
SPV Asset Facility I	569,095	569,095	572,676	572,676
SPV Asset Facility II	227,540	227,540	132,286	132,286
2027 Notes	321,201	278,687	321,151	316,875
Promissory Note	—	—	—	—
Total Debt	$1,290,354	$1,247,840	$1,237,486	$1,233,210
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $3.8 million, $5.9 million, $2.5 million, and $3.8 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	278,687	316,875
Level 3	969,153	916,335
Total Debt	$1,247,840	$1,233,210
Financial Instruments Not Carried at Fair Value
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 233% and 233%, respectively.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$176,366	$273,634	$172,518
SPV Asset Facility I	$625,000	$575,000	$25,927	$569,095
SPV Asset Facility II	$350,000	$230,000	$120,000	$227,540
2027 Notes	$325,000	$325,000	$—	$321,201
Total Debt	$1,750,000	$1,306,366	$419,561	$1,290,354
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $3.8 million, $5.9 million, $2.5 million, and $3.8 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$215,656	$234,344	$211,373
SPV Asset Facility I	$625,000	$575,000	$24,665	$572,676
SPV Asset Facility II	$350,000	$135,000	$15,139	$132,286
2027 Notes	$325,000	$325,000	$—	$321,151
Promissory Note	$250,000	$—	$250,000	$—
Total Debt	$2,000,000	$1,250,656	$524,148	$1,237,486
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$10,461	$2,169	$19,060	$3,263
Amortization of debt issuance costs	1,017	425	1,758	763
Total Interest Expense	$11,478	$2,594	$20,818	$4,026
Average interest rate	3.1%	2.3%	2.9%	2.4%
Average daily borrowings	$1,323,119	$365,274	$1,299,030	$267,914

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
SPV Asset Facility II
On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch,

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. The parties to the SPV Asset Facility II have entered an amendment which converted the benchmark rate of the facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments. The following describes the terms of SPV Asset Facility II amended through February 18, 2022 (the "SPV Asset Facility II First Amendment Date").
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
Promissory Note

On September 13, 2021, the Company, as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. On February 23, 2022, the Company entered into an amendment to the FIC Agreement to reduce the amount that could be borrowed pursuant to the Promissory Notes from $250 million to $150 million. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
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
The interest rate on amounts borrowed pursuant to the Promissory Notes after February 23, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.
The unpaid principal balance of any Promissory Note and accrued interest thereon was payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.
On June 22, 2022, the Company and Feeder FIC entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement, there were no amounts outstanding under the FIC Agreement or Promissory Notes.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$12	$—
Alera Group, Inc.	First lien senior secured delayed draw term loan	677	677
Anaplan, Inc.	First lien senior secured revolving loan	1,944	—
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	6,617
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	213	237
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured delayed draw term loan	392	—
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	343	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	—

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	1,035	880
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	14,816	18,980
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	4,459	6,852
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	8,306	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	915	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	2,991	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,939	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,808	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,183	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	53	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,929	2,710
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,499	2,387
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	—
Kaseya Inc.	First lien senior secured delayed draw term loan	486	—
Kaseya Inc.	First lien senior secured revolving loan	486	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	66	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	246	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	637	6,373
Mario Purchaser, LLC	First lien senior secured delayed draw term loan	2,762	—
Mario Purchaser, LLC	First lien senior secured revolving loan	552	—
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,572	3,571

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	430	1,054
Natural Partners, LLC	First lien senior secured revolving loan	170	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,993	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,120	6,120
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,900	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	3,000	—

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
RL Datix Holdings (USA), Inc.	Second lien senior secured delayed draw term loan	1,167	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,818	3,381
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	2,955	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	6,124
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,409	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$286,731	$311,487

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of June 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of June 30, 2022, the Company had approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all outstanding Capital Commitments had been drawn.
As of December 31, 2021, the Company had approximately $1.7 billion in total Capital Commitment from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
During the six months ended June 30, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the six months ended June 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
Total		10,176,391	$150,000,000

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
The following table reflects the distributions declared on shares of the Company's common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 31, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$(4,533)	$12,793	$21,774	$21,610
Weighted average shares of common stock outstanding—basic and diluted	112,765,115	25,419,524	111,929,620	22,664,814
Earnings (loss) per common share—basic and diluted	$(0.04)	$0.50	$0.19	$0.95
Note 10. Income Tax
The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company's investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the three and six months ended June 30, 2022, the Company accrued U.S. federal excise tax of $126.0 thousand and $539.3 thousand, respectively. For the three and six months ended June 30, 2021, the Company accrued U.S. federal excise tax of $33.1 thousand and $66.1 thousand, respectively.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.05	$14.42
Net investment income (loss)(1)	0.74	0.75
Net realized and unrealized gain (loss)(2)	(0.53)	0.19
Total from operations	0.21	0.94
Distributions declared from net investment income(3)	(0.63)	(0.64)
Total increase in net assets	(0.42)	0.30
Net asset value, end of period	$14.63	$14.72
Shares outstanding, end of period	119,534,012	30,161,949
Total Return, based on net asset value(4)	1.4%	6.5%
Ratios / Supplemental Data
Asset coverage ratio(5)	233.4%	194.8%
Ratio of total expenses to average net assets(6)	3.9%	4.6%
Ratio of net investment income to average net assets(6)	9.8%	10.1%
Net assets, end of period	$1,749,043	$443,943
Weighted-average shares outstanding	111,929,620	22,664,814
Total capital commitments, end of period	1,764,610	1,531,676
Ratio of total contributed capital to total committed capital, end of period	100.0%	28.4%
Portfolio turnover rate	2.3%	7.5%
________________
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)The per share data was derived using the actual shares outstanding at the date of the relevant transaction.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(5)In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On July 21, 2022, the Company entered into a Master Note Purchase Agreement governing the issuance of (i) $142,000,000 in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “2025 Notes”) and (ii) $190,000,000 in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by OR Lending III LLC, a subsidiary of the Company.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Interest on the Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2022A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On August 2, 2022, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2022, payable on or before November 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in "ITEM 1A. RISK FACTORS." This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). As of August 5, 2022, we had $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA, ORTA, and ORTA II the “Owl Rock Advisers”), which are also investment advisers. As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl.

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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.
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
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
COVID-19 and Economic Developments
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geo-political, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions. We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2022, our Adviser and its affiliates have originated $63.7 billion aggregate principal amount of investments, of which $60.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average debt investment size in each of our portfolio companies was approximately $25.3 million based on fair value. As of June 30, 2022, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 82.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $728 million, weighted average annual EBITDA of $166 million and an average interest coverage of 3.2x.
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

Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•the cost of our organization and any offerings;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.
We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of June 30, 2022, we had net leverage of 0.72x debt-to-equity.
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
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 79.2% first lien senior secured debt investments (of which 71.9% we consider to be unitranche debt investments (including “last out” portions of such loans)), 13.1% second lien senior secured debt investments, 1.7% unsecured debt investments, 3.6% preferred equity investments and 2.4% common equity investments.
As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.6% and 8.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.8% and 8.6%, respectively.
As of June 30, 2022, we had investments in 117 portfolio companies with an aggregate fair value of $3.0 billion.

We expect the pace of our originations to vary. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals.

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the effect of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$144,075	$389,073
Less: Sell downs	(10,858)	(4,125)
Total new investment commitments	$133,217	$384,948
Principal amount of investments funded:
First-lien senior secured debt investments	$51,950	$212,532
Second-lien senior secured debt investments	883	84,500
Unsecured debt investments	7,887	—
Preferred equity investments	19,077	32,956
Common equity investments	2,954	4,376
Total principal amount of investments funded	$82,751	$334,364
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(205)	$(3,000)
Total principal amount of investments sold or repaid	$(205)	$(3,000)
Number of new investment commitments in new portfolio companies(1)	14	16
Average new investment commitment amount	$9,515	$22,320
Weighted average term for new debt investment commitments (in years)	6.2	6.1
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	9.0%	7.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.7%	6.3%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.29% and 0.15% as of June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,419,272	$2,390,281	(1)	$2,282,500	$2,285,599	(1)
Second-lien senior secured debt investments	409,604	392,248		406,308	407,932
Unsecured debt investments	57,122	51,829		46,687	46,620
Preferred equity investments	114,703	109,162		82,903	83,788
Common equity investments	75,520	73,182		71,431	73,098
Total Investments	$3,076,221	$3,016,702		$2,889,829	$2,897,037
________________
(1)71.9% and 67.1% of which we consider unitranche loans as of June 30, 2022 and December 31, 2021, respectively.

The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Advertising and media	2.7%	2.8%
Aerospace and defense	0.4	0.5
Automotive	2.1	2.3
Buildings and real estate	3.7	3.4
Business services	7.0	6.8
Chemicals	2.7	2.9
Consumer products	3.5	3.8
Containers and packaging	3.6	3.6
Distribution	1.9	1.5
Education	0.7	0.7
Financial services	6.0	6.3
Food and beverage	4.5	3.5
Healthcare equipment and services	3.3	3.5
Healthcare providers and services	6.7	7.6
Healthcare technology	6.9	6.9
Household products	1.1	0.8
Human resource support services	4.0	4.4
Infrastructure and environmental services	0.0	—
Insurance	9.7	10.1
Internet software and services	15.8	14.4
Leisure and entertainment	2.3	2.4
Manufacturing	3.4	3.5
Professional services	2.1	2.2
Specialty retail	5.4	5.5
Telecommunications	0.2	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%
The table below describes investments by geographic composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States:
Midwest	21.3%	20.7%
Northeast	16.2	16.9
South	30.4	30.7
West	24.3	23.3
International	7.8	8.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of portfolio	8.6%	7.4%
Weighted average total yield of debt and income producing securities	8.8%	7.6%
Weighted average interest rate of debt securities	8.2%	7.2%
Weighted average spread over base rate of all floating rate investments	6.4%	6.4%
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
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$231,518	7.7%	$105,702	3.7%
2	2,736,042	90.7	2,755,637	95.1
3	27,942	0.9	35,698	1.2
4	21,200	0.7	—	—
5	—	—	—	—
Total	$3,016,702	100.0%	$2,897,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,885,998	100.0%	$2,735,495	100.0%
Non-accrual	—	—	—	—
Total	$2,885,998	100.0%	$2,735,495	100.0%
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
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$58.6	$14.6	$114.8	$24.8
Less: Operating expenses	17.1	4.6	32.0	7.7
Net Investment Income (Loss) Before Taxes	41.5	10.0	82.8	17.1
Less: Income taxes (benefit), including excise taxes	0.1	0.0	0.5	0.0
Net Investment Income (Loss) After Taxes	$41.4	$10.0	$82.3	$17.1
Net change in unrealized gain (loss)	(45.9)	2.6	(61.4)	4.1
Net realized gain (loss)	0.0	0.2	0.9	0.4
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4.5)	$12.8	$21.8	$21.6
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended June 30, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.
Investment Income
Investment income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest income (excluding PIK interest income)	$48.0	$12.3	$94.5	$21.3
PIK interest income	7.5	1.5	14.1	2.4
Other income	3.1	0.8	6.2	1.1
Total investment income	$58.6	$14.6	$114.8	$24.8

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended June 30, 2022 and 2021
Investment income increased by $44.0 million for the three months ended June 30, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $832.3 million as of June 30, 2021, to $2.9 billion as of June 30, 2022. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 16.5% of investment income for the three months ended June 30, 2022. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the six months ended June 30, 2022 and 2021
Investment income increased by $90.0 million for the six months ended June 30, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $832.3 million as of June 30, 2021, to $2.9 billion as of June 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, income generated from one-time prepayment fees was $0.5 million. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 15.9% of investment income for the six months ended June 30, 2022. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$11.5	$2.6	$20.8	$4.0
Management fee	3.7	0.8	7.4	1.3
Professional fees	1.0	0.5	2.0	1.0
Directors' fees	0.3	0.3	0.6	0.6
Other general and administrative	0.6	0.4	1.2	0.8
Total operating expenses	$17.1	$4.6	$32.0	$7.7
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2022 and 2021
Total expenses increased by $12.5 million for the three months ended June 30, 2022 due to an increase in management fees, interest expense and other expenses of $2.9 million, $8.9 million and $0.7 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.3 billion from $0.4 billion period over period, as well as an increase in the average interest rate to 3.1% from 2.3% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $873.6 million as of June 30, 2021, to $3.0 billion as of June 30, 2022.

For the six months ended June 30, 2022 and 2021
Total expenses increased by $24.3 million for the six months ended June 30, 2022 due to an increase in management fees, interest expense and other expenses of $6.1 million, $16.8 million and $1.4 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.3 billion from $0.3 billion period over period, as well as an increase in the average interest rate to 2.9% from 2.4% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $873.6 million as of June 30, 2021, to $3.0 billion as of June 30, 2022.
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
For the three and six months ended June 30, 2022, we accrued U.S. federal excise tax of $126.0 thousand and $539.3 thousand, respectively. For the three and six months ended June 30, 2021, we accrued U.S. federal excise tax of $33.1 thousand and $66.1 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net change in unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$(45.8)	$2.6	$(61.3)	$4.4
Net change in translation of assets and liabilities in foreign currencies	(0.1)	—	(0.1)	(0.3)
Net change in unrealized gain (loss)	$(45.9)	$2.6	$(61.4)	$4.1
For the three months ended June 30, 2022 and 2021
For the three months ended June 30, 2022, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments as compared to March 31, 2022. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.1% as of March 31, 2022. The primary driver of our portfolio’s unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Cornerstone OnDemand, Inc.	$(4.8)
Packaging Coordinators Midco, Inc.	(4.2)
ConAir Holdings LLC	(4.2)
CD&R Value Building Partners I, L.P. (dba Belron)	(2.8)
Asurion, LLC	(2.6)
Walker Edison Furniture Company LLC	(1.8)
When I Work, Inc.	(1.7)
Parexel International, Inc. (dba Parexel)	(1.7)
WMC Bidco, Inc. (dba West Monroe)	(1.7)
Muine Gall, LLC	(1.2)
Remaining portfolio companies	(19.1)
Total	$(45.8)
For the six months ended June 30, 2022 and 2021
For the six months ended June 30, 2022, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.6% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Cornerstone OnDemand, Inc.	$(5.2)
Packaging Coordinators Midco, Inc.	(5.1)
ConAir Holdings LLC	(4.6)
CD&R Value Building Partners I, L.P. (dba Belron)	(3.0)
Asurion, LLC	(2.9)
Walker Edison Furniture Company LLC	(2.8)
When I Work, Inc.	(2.2)
Parexel International, Inc. (dba Parexel)	(2.2)
WMC Bidco, Inc. (dba West Monroe)	(1.9)
Muine Gall, LLC	(1.7)
Remaining Companies	(29.7)
Total	$(61.3)
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$0.0	$0.2	$0.9	$0.2
Net realized gain (loss) on foreign currency transactions	0.0	0.0	0.0	0.2
Net realized gain (loss)	$0.0	$0.2	$0.9	$0.4
Realized Gross Internal Rate of Return
Since we began investing in 2020 through June 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 15.2% (based on total capital invested of $164.6 million and total proceeds from these exited investments of $177.4 million). Eighty-seven percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022, our asset coverage ratio was 233%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2022, taken together with our available debt capacity of $419.6 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2022, we had $53.1 million in cash. During the six months ended June 30, 2022, we used $94.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $260.5 million, partially offset by sales and repayments of $98.7 million and other operating activity of $67.1 million. Lastly, cash provided by financing activities was $120.6 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $117.7 million and proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $56.4 million, partially offset by distributions paid of $53.5 million.
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
During the six months ended June 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the six months ended June 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
Total		10,176,391	$150,000,000
Distributions
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$176,366	$273,634	$172,518
SPV Asset Facility I	$625,000	$575,000	$25,927	$569,095
SPV Asset Facility II	$350,000	$230,000	$120,000	$227,540
2027 Notes	$325,000	$325,000	$—	$321,201
Total Debt	$1,750,000	$1,306,366	$419,561	$1,290,354
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $3.8 million, $5.9 million, $2.5 million, and $3.8 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$215,656	$234,344	$211,373
SPV Asset Facility I	$625,000	$575,000	$24,665	$572,676
SPV Asset Facility II	$350,000	$135,000	$15,139	$132,286
2027 Notes	$325,000	$325,000	$—	$321,151
Promissory Note	$250,000	$—	$250,000	$—
Total Debt	$2,000,000	$1,250,656	$524,148	$1,237,486
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million and $3.8 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$10,461	$2,169	$19,060	$3,263
Amortization of debt issuance costs	1,017	425	1,758	763
Total Interest Expense	$11,478	$2,594	$20,818	$4,026
Average interest rate	3.1%	2.3%	2.9%	2.4%
Average daily borrowings	$1,323,119	$365,274	$1,299,030	$267,914

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2022 and the fiscal years ended December 31, 2021 and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
June 30, 2022	$176.4	$2,334	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
June 30, 2022	$575.0	$2,334	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
June 30, 2022	$230.0	$2,334	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
June 30, 2022	$325.0	$2,334	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
Promissory Note(6)
June 30, 2022	$—	$2,334	—	N/A
December 31, 2021	$—	$2,331	—	N/A
________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable, as senior securities are not registered for public trading on a stock exchange.
(5)Facility was terminated in 2021.
(6)Facility was terminated in 2022.
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
Promissory Note
On September 13, 2021, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. On February 23, 2022, we entered into an amendment to the FIC Agreement to reduce the amount that could be borrowed pursuant to the Promissory Notes from $250 million to $150 million. Under the FIC Agreement, we could re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and us.
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
The interest rate on amounts borrowed pursuant to the Promissory Notes after February 23, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.
The unpaid principal balance of any Promissory Note and accrued interest thereon was payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to make investments in portfolio companies consistent with our investment strategies.
On June 22, 2022, we and Feeder FIC entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement, there were no amounts outstanding under the FIC Agreement or the Promissory Notes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$12	$—

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Alera Group, Inc.	First lien senior secured delayed draw term loan	677	677
Anaplan, Inc.	First lien senior secured revolving loan	1,944	—
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	6,617	6,617
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	213	237
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured delayed draw term loan	392	—
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	343	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	1,035	880
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	14,816	18,980
Denali Buyerco LLC (dba Summit Companies)	First lien senior secured revolving loan	4,459	6,852

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	8,306	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	915	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	2,991	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,939	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,808	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,183	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	53	—

Portfolio Company	Investment	June 30, 2022	December 31, 2021
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,929	2,710
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,499	2,387
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	—
Kaseya Inc.	First lien senior secured delayed draw term loan	486	—
Kaseya Inc.	First lien senior secured revolving loan	486	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	66	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	246	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	637	6,373
Mario Purchaser, LLC	First lien senior secured delayed draw term loan	2,762	—
Mario Purchaser, LLC	First lien senior secured revolving loan	552	—
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,572	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	663	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	430	1,054

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Natural Partners, LLC	First lien senior secured revolving loan	170	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,993	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,120	6,120
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,900	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	3,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured delayed draw term loan	1,167	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,818	3,381
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	2,955	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	6,124	6,124
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,409	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$286,731	$311,487
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of June 30, 2022, we had approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all outstanding Capital Commitments had been drawn.

As of December 31, 2021, we had approximately $1.7 billion in total Capital Commitment from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser. These undrawn Capital Commitments will no longer remain in effect following the completion of a Liquidity Event.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2022 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	176.4	—	—	176.4	—
SPV Asset Facility I	575.0	—	—	575.0	—
SPV Asset Facility II	230.0	—	—	230.0	—
2027 Notes	325.0	—	—	325.0	—
Total Contractual Obligations	$1,306.4	$—	$—	$1,306.4	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
We conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments
On July 21, 2022, we entered into a Master Note Purchase Agreement governing the issuance of (i) $142,000,000 in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “2025 Notes”) and (ii) $190,000,000 in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by OR Lending III LLC, a subsidiary of ours.
Interest on the Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2022A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
On August 2, 2022, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2022, payable on or before November 15, 2022.
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
As of June 30, 2022, 98.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV

Asset Facility I, and SPV Asset Facility II bear interest at variable interest rates with no interest rate floor. The 2027 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$86,543	$29,441	$57,102
Up 200 basis points	$57,696	$19,627	$38,069
Up 100 basis points	$28,848	$9,814	$19,034
Up 50 basis points	$14,424	$4,907	$9,517
Down 50 basis points	$(14,424)	$(4,907)	$(9,517)
Down 100 basis points	$(28,848)	$(9,814)	$(19,034)
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form

10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On May 13, 2022, pursuant to our dividend reinvestment plan, we issued 484,928 shares of our common stock, at a price of $14.96 per share, to stockholders of record as of March 31, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.

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

10.1
Termination Agreement, dated June 22, 2022, between Owl Rock Capital Corporation III and Owl Rock Feeder FIC BDC III LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 27, 2022).

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

Owl Rock Capital Corporation III

Date: August 5, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: August 5, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer