Form 10-Q
period 2022-09-30
Owl Rock Capital Corp III
filed 2022-11-04
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 4, 2022 the registrant had 120,064,110 shares of common stock, $0.01 par value per share, outstanding.

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
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,319,293 and $2,889,829, respectively)	$3,286,883	$2,897,037
Non-controlled, affiliated investments (amortized cost of $7,262 and $0, respectively)	7,260	—
Cash	56,303	27,245
Interest receivable	21,144	18,328
Prepaid expenses and other assets	2,624	1,825
Total Assets	$3,374,214	$2,944,435
Liabilities
Debt (net of unamortized debt issuance costs of $18,634 and $13,170, respectively)	$1,516,002	$1,237,486
Distribution payable	42,326	29,725
Management fee payable	3,810	2,799
Payables to affiliates	1,456	1,178
Accrued expenses and other liabilities	16,157	4,949
Total Liabilities	1,579,751	1,276,137
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 120,064,110 and 110,830,108 shares issued and outstanding, respectively	1,201	1,108
Additional paid-in-capital	1,790,264	1,651,416
Accumulated undistributed (overdistributed) earnings	2,998	15,774
Total Net Assets	1,794,463	1,668,298
Total Liabilities and Net Assets	$3,374,214	$2,944,435
Net Asset Value Per Share	$14.95	$15.05
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$58,748	$21,459	$153,282	$42,780
PIK interest income	9,956	2,348	24,040	4,772
Dividend income	3,765	733	8,416	1,384
Other income	1,482	476	3,031	895
Total investment income from non-controlled, non-affiliated investments	73,951	25,016	188,769	49,831
Total Investment Income	73,951	25,016	188,769	49,831
Expenses
Interest expense	18,784	4,330	39,602	8,356
Management fee	3,811	1,347	11,187	2,672
Professional fees	1,032	625	2,986	1,658
Directors' fees	299	262	892	829
Other general and administrative	689	695	1,901	1,456
Total Expenses	24,615	7,259	56,568	14,971
Net Investment Income (Loss) Before Taxes	49,336	17,757	132,201	34,860
Excise tax expense (benefit)	151	57	690	123
Net Investment Income (Loss) After Taxes	$49,185	$17,700	$131,511	$34,737
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	31,216	2,045	(30,131)	6,410
Non-controlled, affiliated investments	(2)	—	(2)	—
Translation of assets and liabilities in foreign currencies	(382)	(56)	(474)	(289)
Total Net Change in Unrealized Gain (Loss)	30,832	1,989	(30,607)	6,121
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	11	875	257
Foreign currency transactions	(26)	(5)	(15)	190
Total Net Realized Gain (Loss)	(26)	6	860	447
Total Net Realized and Change in Unrealized Gain (Loss)	30,806	1,995	(29,747)	6,568
Net Increase (Decrease) in Net Assets Resulting from Operations	$79,991	$19,695	$101,764	$41,305
Earnings (Loss) Per Share - Basic and Diluted	$0.67	$0.45	$0.89	$1.39
Weighted Average Shares Outstanding - Basic and Diluted	119,804,823	43,582,571	114,583,534	29,714,021

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/28/2028	$83,742	$82,281	$83,324	4.6%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	8/27/2027	—	(123)	(38)	—%
The NPD Group, L.P. (5)(10)(21)	First lien senior secured loan	SR + 6.25% (incl. 2.75% PIK)	12/1/2028	23,546	23,069	23,056	1.3%
The NPD Group, L.P. (5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	12/1/2027	—	(29)	(31)	—%
				107,288	105,198	106,311	5.9%
Aerospace and defense
Peraton Corp.(5)(6)(20)(21)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,376	13,734	0.8%
				14,562	14,376	13,734	0.8%
Buildings and real estate
Associations, Inc.(5)(11)(21)	First lien senior secured loan	SR + 6.50% (incl. 2.50% PIK)	7/2/2027	81,855	80,898	81,652	4.6%
Associations, Inc.(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.50% (incl. 2.50% PIK)	6/10/2024	19	16	19	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	7/2/2027	—	(56)	(13)	—%
RealPage, Inc.(5)(6)(20)(21)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,416	6,260	0.3%
				88,374	87,274	87,918	4.9%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured loan	L + 5.75%	9/15/2028	51,871	51,427	51,224	2.9%
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	12,088	11,906	11,916	0.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Denali Buyerco, LLC (dba Summit Companies)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(50)	(76)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(21)	First lien senior secured loan	L + 5.50%	9/13/2028	47,468	46,633	46,993	2.6%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(81)	—	—%
Entertainment Benefits Group, LLC(5)(10)(21)	First lien senior secured loan	SR + 4.75%	5/1/2028	865	856	862	—%
Entertainment Benefits Group, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(1)	—	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,378	5,304	5,270	0.3%
Gainsight, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(12)	(17)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(21)	First lien senior secured loan	L + 6.50%	12/15/2026	36,440	36,032	36,349	2.0%
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(21)	First lien senior secured loan	L + 5.50%	12/15/2026	401	398	393	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	1,675	1,661	1,622	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)(21)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	458	413	448	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes	0.48% PIK	12/14/2029	1,056	1,056	1,056	—%
Kaseya Inc.(5)(12)(21)	First lien senior secured loan	SR + 5.75%	6/25/2029	8,028	7,872	7,928	0.4%
Kaseya Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(5)	(1)	—%
Kaseya Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(9)	(6)	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/19/2028	35,538	34,906	34,562	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(5)(9)(21)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2028	4,082	4,010	3,970	0.2%
				205,348	202,316	202,493	11.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(6)(21)	Second lien senior secured loan	L + 7.75%	11/24/2028	6,500	6,420	6,321	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(21)	First lien senior secured loan	L + 6.50%	3/30/2027	70,435	69,847	70,260	3.9%
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(29)	(10)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(21)	First lien senior secured loan	L + 5.75%	4/22/2027	6,055	5,947	6,055	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(6)	—	—%
				82,990	82,179	82,626	4.6%
Consumer products
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,363	40,950	2.3%
Foundation Consumer Brands, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	2/12/2027	3,529	3,529	3,512	0.2%
Lignetics Investment Corp.(5)(7)(21)	First lien senior secured loan	L + 6.00%	11/1/2027	50,598	50,046	49,080	2.7%
Lignetics Investment Corp.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(68)	(191)	—%
Lignetics Investment Corp.(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	6,755	6,677	6,525	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(21)	First lien senior secured loan	SR + 5.25%	3/12/2029	753	739	734	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(3)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(16)(21)	First lien senior secured revolving loan	SR + 5.25%	3/12/2029	63	62	61	—%
SWK BUYER, Inc. (dba Stonewall Kitchen) (5)(12)(16)(21)	First lien senior secured revolving loan	SR + 5.25%	12/31/2022	7	7	7	—%
				106,705	105,353	100,675	5.6%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(21)	First lien senior secured loan	L + 5.75%	10/2/2028	49,829	49,388	49,205	2.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(6)(16)(21)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	681	638	616	—%
Fortis Solutions Group, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	10/13/2028	28,638	28,136	27,850	1.6%
Fortis Solutions Group, LLC(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	1,936	1,891	1,864	0.1%
Fortis Solutions Group, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	210	157	122	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured loan	SR + 5.75%	5/23/2028	648	642	646	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	17	16	15	—%
Pregis Topco LLC(5)(7)(21)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,550	1.6%
Pregis Topco LLC(5)(7)(21)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,488	0.1%
				114,459	113,368	112,356	6.1%
Distribution
ABB/Con-cise Optical Group LLC(5)(7)(21)	First lien senior secured loan	L + 7.50%	2/23/2028	901	889	899	0.1%
ABB/Con-cise Optical Group LLC(5)(7)(16)(21)	First lien senior secured revolving loan	L + 7.50%	2/23/2028	88	86	88	—%
Individual Foodservice Holdings, LLC(5)(8)(21)	First lien senior secured loan	L + 6.25%	11/21/2025	58,426	57,871	58,133	3.2%
Individual Foodservice Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(21)	(12)	—%
				59,415	58,825	59,108	3.3%
Education
Pluralsight, LLC(5)(6)(21)	First lien senior secured loan	L + 8.00%	4/6/2027	20,640	20,450	20,537	1.1%
Pluralsight, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(13)	(6)	—%
				20,640	20,437	20,531	1.1%
Financial services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
AxiomSL Group, Inc.(5)(6)(21)	First lien senior secured loan	L + 6.00%	12/3/2027	45,642	45,197	44,842	2.5%
AxiomSL Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(7)	(14)	—%
AxiomSL Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(34)	(70)	—%
Hg Genesis 8 Sumoco Limited(5)(13)(19)(21)	Unsecured facility	SA + 7.50% PIK	8/28/2025	17,278	20,472	17,278	1.0%
Hg Genesis 9 Sumoco Limited(5)(14)(19)(21)	Unsecured facility	E + 7.00% PIK	3/10/2027	914	1,023	914	0.1%
Hg Saturn LuchaCo Limited(5)(13)(19)(21)	Unsecured facility	SA + 7.50% PIK	3/30/2026	22,707	27,660	22,423	1.2%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	84,763	85,173	83,492	4.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L + 5.75%	9/8/2025	8,495	8,429	8,368	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,668	1,641	1,632	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(6)	(8)	—%
Smarsh Inc.(5)(11)(21)	First lien senior secured loan	SR + 6.50%	2/16/2029	762	755	750	—%
Smarsh Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(1)	(1)	—%
Smarsh Inc.(5)(16)(21)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	—	(1)	—%
				182,229	190,302	179,605	10.1%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(7)(21)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,955	5,880	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(21)	First lien senior secured loan	L + 5.75%	5/12/2027	35,230	34,880	34,966	1.9%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(14)	—	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(43)	(33)	—%
CFS Brands, LLC(5)(8)(21)	First lien senior secured loan	L + 3.00%	3/20/2025	1,923	1,868	1,817	0.1%
CFS Brands, LLC(5)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 3.00%	11/4/2022	—	—	(11)	—%
Hissho Sushi Merger Sub LLC(5)(11)(21)	First lien senior secured loan	SR + 6.00%	5/18/2028	903	895	901	0.1%
Hissho Sushi Merger Sub LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	5	4	4	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(21)	First lien senior secured loan	SR + 6.25%	3/11/2027	37,000	36,360	35,984	2.0%
KBP Brands, LLC(5)(7)(21)	First lien senior secured loan	L + 5.50%	5/26/2027	285	282	277	—%
KBP Brands, LLC(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	12/22/2023	646	638	627	—%
Nutraceutical International Corporation(5)(7)(21)	First lien senior secured loan	L + 7.00%	9/30/2026	10,180	10,072	9,263	0.5%
Nutraceutical International Corporation(5)(7)(21)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	735	729	669	—%
Shearer's Foods, LLC(5)(6)(21)	Second lien senior secured loan	L + 7.75%	9/22/2028	30,000	29,757	29,550	1.6%
Ultimate Baked Goods Midco, LLC(5)(7)(21)	First lien senior secured loan	L + 6.50%	8/13/2027	16,376	16,031	15,721	0.9%
Ultimate Baked Goods Midco, LLC(5)(7)(16)(21)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	1,400	1,359	1,320	0.1%
				140,683	138,773	136,935	7.5%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(5)(11)(21)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	981	985	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(21)	First lien senior secured loan	SR + 5.75%	2/1/2029	852	836	831	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group) (5)(11)(21)	First lien senior secured loan	SR + 5.75%	2/1/2029	2,993	2,897	2,918	0.2%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(34)	(185)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L + 7.00%	12/13/2029	54,269	53,130	51,556	2.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(19)(21)	First lien senior secured loan	SR + 6.75%	1/31/2028	38,124	37,607	37,551	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR + 6.75%	1/29/2026	—	(37)	(40)	—%
Rhea Parent, Inc.(5)(11)(21)	First lien senior secured loan	SR + 5.75%	2/19/2029	772	758	753	—%
				98,010	96,138	94,369	5.3%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)(21)	First lien senior secured loan	L + 5.50%	3/17/2025	2,495	2,495	2,483	0.1%
Ex Vivo Parent Inc.(5)(7)(21)	First lien senior secured loan	L + 9.50%	9/27/2028	26,145	25,676	25,688	1.4%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(21)	First lien senior secured loan	L + 7.00%	10/27/2025	17,584	17,392	17,143	1.0%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(21)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,561	1,536	1,522	0.1%
Natural Partners, LLC(5)(8)(19)(21)	First lien senior secured loan	L + 6.00%	11/29/2027	2,317	2,274	2,265	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(3)	(4)	—%
OB Hospitalist Group, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	9/27/2027	52,452	51,551	51,927	2.9%
OB Hospitalist Group, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	1,370	1,256	1,302	0.1%
Pacific BidCo Inc. (5)(11)(19)(21)	First lien senior secured loan	SR + 5.75%	8/13/2029	10,308	10,055	10,050	0.6%
Pacific BidCo Inc. (5)(16)(17)(18)(19)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	8/11/2025	—	(14)	(14)	—%
Parexel International, Inc. (dba Parexel)(5)(6)(21)	Second lien senior secured loan	L + 6.50%	11/15/2029	85,000	84,221	82,875	4.6%
Plasma Buyer LLC (dba Pathgroup)(5)(11)(21)	First lien senior secured loan	SR + 5.75%	5/14/2029	681	668	672	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	5/13/2024	—	(2)	—	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(1)	(1)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC (5)(12)(21)	First lien senior secured loan	SR + 5.75%	8/31/2029	22,099	21,669	21,657	1.2%
PPV Intermediate Holdings, LLC (5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	9/2/2024	480	409	416	—%
PPV Intermediate Holdings, LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	8/31/2029	—	(40)	(40)	—%
Quva Pharma, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	4/12/2028	11,700	11,409	11,408	0.6%
Quva Pharma, Inc.(5)(8)(16)(21)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	520	495	490	—%
TC Holdings, LLC (dba TrialCard)(5)(11)(21)	First lien senior secured loan	SR + 5.00%	4/14/2027	2,227	2,206	2,221	0.1%
TC Holdings, LLC (dba TrialCard)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(2)	(1)	—%
Tivity Health, Inc(5)(11)(21)	First lien senior secured loan	SR + 6.00%	6/28/2029	1,000	976	985	0.1%
Unified Women's Healthcare, LP(5)(10)(21)	First lien senior secured loan	SR + 5.50%	6/18/2029	858	852	858	—%
Unified Women's Healthcare, LP(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	—	—	—%
Unified Women's Healthcare, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(5)(11)(19)(21)	First lien senior secured loan	SR + 5.50%	3/22/2028	995	972	968	0.1%
				239,792	236,049	234,870	13.0%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(21)	First lien senior secured loan	L + 5.75%	8/23/2028	53,903	53,152	52,690	2.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(63)	(150)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(76)	(127)	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured GBP term loan	SA + 4.50%	4/28/2025	356	432	348	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured GBP term loan	SA + 7.75%	4/27/2026	1,860	2,255	1,823	0.1%
Engage Debtco Limited (5)(10)(19)(21)	First lien senior secured loan	SR + 5.75%	7/13/2029	1,000	976	975	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(21)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,869	20,497	20,348	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(16)(21)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	139	125	—%
Imprivata, Inc.(5)(10)(21)	Second lien senior secured loan	SR + 6.25%	12/1/2028	882	874	867	—%
Inovalon Holdings, Inc.(5)(7)(21)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	51,593	50,458	50,045	2.8%
Inovalon Holdings, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(59)	(94)	—%
Inovalon Holdings, Inc.(5)(7)(21)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	26,265	25,800	25,739	1.4%
Intelerad Medical Systems Incorporated(5)(11)(19)(21)	First lien senior secured loan	SR + 6.50%	8/21/2026	44,733	44,259	44,509	2.5%
Intelerad Medical Systems Incorporated(5)(11)(16)(19)(21)	First lien senior secured revolving loan	SR + 6.50%	8/21/2026	1,104	1,104	1,095	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(21)	First lien senior secured loan	SR + 7.00%	12/24/2026	4,759	4,731	4,711	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(1)	(2)	—%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured loan	SR + 4.50%	4/28/2025	11,900	11,700	11,603	0.6%
RL Datix Holdings (USA), Inc.(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR + 4.50%	4/28/2025	—	(52)	(75)	—%
RL Datix Holdings (USA), Inc.(5)(12)(16)(19)(21)	Second lien senior secured delayed draw term loan	SR + 7.75%	4/27/2026	5,000	4,900	4,888	0.3%
				224,391	221,026	219,318	12.2%
Household products
Aptive Environmental, LLC(21)(25)	First lien senior secured loan	12% (incl. 6.00% PIK)	1/23/2026	3,011	2,486	2,567	0.1%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(10)(21)	Unsecured facility	SR + 10.75% PIK	4/26/2032	1,574	1,531	1,547	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(21)	First lien senior secured loan	SR + 5.75%	4/26/2029	5,230	5,130	5,164	0.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	4/26/2024	810	776	795	—%
Mario Purchaser, LLC (dba Len the Plumber)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	4/26/2028	—	(10)	(7)	—%
Simplisafe Holding Corporation(5)(10)(21)	First lien senior secured loan	SR + 6.25%	4/30/2027	2,052	2,014	2,027	0.1%
Simplisafe Holding Corporation(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(2)	(1)	—%
Walker Edison Furniture Company LLC(5)(7)(21)(28)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	25,369	24,667	17,504	1.0%
				38,046	36,592	29,596	1.6%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,975	42,689	2.4%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(21)	First lien senior secured loan	L + 6.00%	9/22/2028	68,885	67,672	67,680	3.8%
IG Investments Holdings, LLC (dba Insight Global)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(90)	(95)	—%
				113,468	111,557	110,274	6.2%
Infrastructure and environmental services
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(12)(21)	First lien senior secured loan	SR + 5.50%	3/13/2028	683	671	668	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(2)	(3)	—%
				683	669	665	—%
Insurance
Alera Group, Inc.(5)(11)(21)	First lien senior secured loan	SR + 6.00%	10/2/2028	89,109	87,341	88,441	4.9%
AmeriLife Holdings LLC (5)(11)(21)	First lien senior secured loan	SR + 5.75%	8/31/2029	7,273	7,129	7,127	0.4%
AmeriLife Holdings LLC (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.75%	9/2/2024	—	(18)	(18)	—%
AmeriLife Holdings LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.75%	8/31/2028	—	(18)	(18)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Ardonagh Midco 2 Plc(19)(21)(25)	Unsecured notes	11.50%	1/15/2027	241	239	237	—%
Ardonagh Midco 3 Plc(5)(13)(19)(21)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	2,081	2,302	2,080	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	192	216	192	—%
Ardonagh Midco 3 Plc(5)(8)(19)(21)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	576	567	572	—%
Ardonagh Midco 3 Plc(5)(16)(18)(19)(21)	First lien senior secured GBP delayed draw term loan	SA + 5.75%	8/19/2023	—	—	(2)	—%
Ardonagh Midco 3 Plc (5)(15)(16)(17)(18)(19)(21)	First lien senior secured EUR delayed draw term loan	E + 6.50%	12/30/2022	—	(395)	(63)	—%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/31/2028	5,000	5,000	3,750	0.2%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L + 5.25%	1/22/2029	15,000	14,870	11,400	0.6%
Brightway Holdings, LLC(5)(6)(21)	First lien senior secured loan	L + 6.50%	12/16/2027	17,805	17,607	17,449	1.0%
Brightway Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(23)	(42)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(21)	First lien senior secured loan	L + 6.25%	4/28/2028	29,580	29,227	29,062	1.7%
Evolution BuyerCo, Inc. (dba SIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(24)	(39)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(8)(21)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	13,235	13,018	13,036	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(21)	First lien senior secured loan	L + 6.00%	11/1/2028	34,065	33,762	33,981	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(13)	(4)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	34,892	32,008	31,403	1.7%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/28/2028	36,250	35,617	35,253	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(87)	(181)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	310	225	168	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(9)(21)	First lien senior secured loan	L + 5.50%	7/23/2027	14,942	14,692	14,568	0.8%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(18)	(27)	—%
				300,551	293,224	288,325	16.0%
Internet software and services
Anaplan, Inc.(5)(10)(21)	First lien senior secured loan	SR + 6.50%	6/21/2029	27,016	26,754	26,949	1.5%
Anaplan, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(19)	(5)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(21)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	20,772	20,388	20,304	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(30)	(36)	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(19)(21)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,557	39,800	2.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(21)	First lien senior secured loan	SR + 8.00% (incl. 8.00% PIK)	12/23/2026	9,859	9,775	9,859	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 7.00%	12/23/2026	—	(17)	—	—%
CivicPlus, LLC(5)(6)(21)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	15,332	15,197	15,294	0.9%
CivicPlus, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(9)	(3)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(12)(21)	Unsecured notes	SR + 11.75% PIK	6/9/2034	6,395	6,208	6,267	0.3%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(21)	First lien senior secured loan	L + 5.25%	11/8/2027	19,448	19,278	19,205	1.1%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.25%	11/8/2027	—	(17)	(24)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	42,777	42,369	42,777	2.4%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L + 9.00% (incl. 9.00% PIK)	8/17/2026	8,495	8,416	8,452	0.5%
Forescout Technologies, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(46)	—	—%
Forescout Technologies, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(23)	—	—%
GovBrands Intermediate, Inc.(5)(7)(21)	First lien senior secured loan	L + 5.50%	8/4/2027	8,283	8,110	7,973	0.4%
GovBrands Intermediate, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,864	1,816	1,772	0.1%
GovBrands Intermediate, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	245	227	212	—%
Granicus, Inc.(5)(8)(21)	First lien senior secured loan	L + 6.50%	1/29/2027	13,394	13,148	13,059	0.8%
Granicus, Inc.(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	1,524	1,492	1,470	0.1%
Granicus, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(21)	(30)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(21)	First lien senior secured loan	L + 5.75%	5/25/2026	8,648	8,611	8,583	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(4)	(11)	—%
Hyland Software, Inc.(5)(6)(21)	Second lien senior secured loan	L + 6.25%	7/7/2025	6,000	5,998	5,880	0.3%
MessageBird BidCo B.V.(5)(8)(19)(21)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,714	15,640	0.9%
Ministry Brands Holdings, LLC. (5)(7)(21)	First lien senior secured loan	L + 5.50%	12/29/2028	10,452	10,261	10,165	0.6%
Ministry Brands Holdings, LLC. (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(30)	(59)	—%
Ministry Brands Holdings, LLC. (5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(18)	(28)	—%
Proofpoint, Inc.(5)(7)(20)(21)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,466	7,191	0.4%
QAD Inc.(5)(6)(21)	First lien senior secured loan	L + 6.00%	11/5/2027	46,267	45,458	45,111	2.6%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(102)	(150)	—%
Sailpoint Technologies Holdings, Inc. (5)(10)(21)	First lien senior secured loan	SR + 6.25%	8/15/2029	22,820	22,344	22,339	1.2%
Sailpoint Technologies Holdings, Inc. (5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.25%	8/15/2028	—	(43)	(46)	—%
Securonix, Inc.(5)(11)(21)	First lien senior secured loan	SR + 6.50%	4/5/2028	847	840	845	—%
Securonix, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(1)	—	—%
Tahoe Finco, LLC(5)(6)(19)(21)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,979	82,256	4.7%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(52)	(110)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L + 5.75%	6/30/2028	35,916	35,611	35,198	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	2,199	2,178	2,116	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(21)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	735	718	692	—%
When I Work, Inc.(5)(7)(21)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	23,113	22,918	22,649	1.4%
When I Work, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(35)	(83)	—%
				479,622	473,364	471,473	26.7%
Leisure and entertainment
Troon Golf, L.L.C.(5)(8)(21)	First lien senior secured loan	L + 5.75%	8/5/2027	70,236	69,942	70,236	3.9%
Troon Golf, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(21)	—	—%
				70,236	69,921	70,236	3.9%
Manufacturing
BCPE Watson (DE) ORML, LP (5)(12)(19)(21)(27)	First lien senior secured loan	SR + 6.50%	7/1/2028	5,000	4,952	4,950	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(21)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,168	6,206	0.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR + 6.00%	7/21/2027	40,661	40,322	40,151	2.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR + 6.25%	7/21/2027	7,000	6,862	6,929	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR + 5.75%	7/21/2027	5,315	5,268	5,248	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.00%	7/21/2027	—	(29)	(45)	—%
Sonny's Enterprises LLC(5)(7)(21)	First lien senior secured loan	L + 6.75%	8/5/2026	49,082	48,435	49,082	2.7%
Sonny's Enterprises LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(45)	—	—%
				113,358	111,933	112,521	6.2%
Professional services
Apex Group Treasury, LLC(5)(7)(19)(21)	Second lien senior secured loan	L + 6.75%	7/27/2029	11,618	11,443	11,153	0.6%
Apex Service Partners, LLC(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	832	820	826	—%
Apex Service Partners, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 5.50%	7/31/2025	—	(1)	—	—%
Apex Service Partners Intermediate 2, LLC (21)(25)	First lien senior secured loan	12.50% PIK	7/22/2027	20,000	19,514	19,500	1.1%
Guidehouse Inc.(5)(6)(21)	First lien senior secured loan	L + 5.50%	10/16/2028	44,131	43,740	43,690	2.5%
Relativity ODA LLC(5)(6)(21)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	16,470	16,290	16,389	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(17)	(7)	—%
Spotless Brands, LLC (5)(11)(21)	First lien senior secured loan	SR + 6.50%	7/25/2028	40,868	40,070	40,051	2.2%
Spotless Brands, LLC (5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan A	SR + 6.50%	7/25/2023	2,088	2,024	2,022	0.1%
Spotless Brands, LLC (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan B	SR + 6.50%	7/25/2023	—	(32)	(33)	—%
Spotless Brands, LLC (5)(10)(16)(21)	First lien senior secured revolving loan	SR + 6.50%	7/25/2028	945	919	919	0.1%
				136,952	134,770	134,510	7.5%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Specialty retail
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured loan	SR + 6.50%	9/1/2027	7,805	7,651	7,649	0.4%
Ideal Image Development, LLC (5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR + 6.50%	3/1/2024	—	(5)	(5)	—%
Ideal Image Development, LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.50%	9/1/2027	—	(24)	(24)	—%
Milan Laser Holdings LLC(5)(6)(21)	First lien senior secured loan	L + 5.00%	4/27/2027	40,952	40,627	40,747	2.3%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(25)	(18)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(10)(21)	First lien senior secured loan	SR + 6.75%	11/23/2027	60,459	59,658	60,156	3.5%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR + 6.75%	11/23/2023	5,268	5,156	5,242	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(16)(17)(21)	First lien senior secured revolving loan	SR + 6.75%	5/24/2027	—	(67)	(26)	—%
The Shade Store, LLC(5)(6)(21)	First lien senior secured loan	L + 6.00%	10/13/2027	58,648	58,013	57,182	3.2%
The Shade Store, LLC (5)(11)(21)	First lien senior secured loan	SR + 7.00%	10/13/2027	9,286	9,012	9,146	0.5%
The Shade Store, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(60)	(148)	—%
				182,418	179,936	179,901	10.2%
Telecommunications
Park Place Technologies, LLC(5)(10)(21)	First lien senior secured loan	SR + 5.00%	11/10/2027	7,388	7,158	7,000	0.4%
				7,388	7,158	7,000	0.4%
Transportation
Motus Group, LLC(5)(6)(21)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,908	9,775	0.6%
				10,000	9,908	9,775	0.6%
Total non-controlled/non-affiliated portfolio company debt investments				3,137,608	3,100,646	3,065,125	170.8%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)(24)	LP Interest	N/A	N/A	33,000	33,108	32,614	1.8%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	34,677	33,572	1.9%
					67,785	66,186	3.7%
Buildings and real estate
Associations Finance, Inc.(21)(23)(25)	Preferred Stock	12.00% PIK	N/A	25,000,000	24,479	24,644	1.4%
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Class A-2 Common Units	N/A	N/A	431,889	368	367	—%
Dodge Construction Network Holdings, L.P. (21)(23)(24)	Series A Preferred Units	N/A	N/A	—	9	9	—%
					24,856	25,020	1.4%
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units	N/A	N/A	413,725	4,215	5,110	0.3%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units	N/A	N/A	452	452	452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(23)(25)	Perpetual Preferred Stock	11.75% PIK	N/A	6,000	5,854	5,910	0.3%
					10,521	11,472	0.6%
Consumer products
ASP Conair Holdings LP(21)(23)(24)	Class A Units	N/A	N/A	12,857	1,286	1,160	0.1%
					1,286	1,160	0.1%
Financial services
Amergin Asset Management, LLC (19)(21)(23)(24)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC (21)(23)(24)	Class A Units	N/A	N/A	7,502	75	75	—%
					75	75	—%
Healthcare equipment and services
KPCI Holdings, LP(21)(23)(24)	Class A Units	N/A	N/A	6,701	6,701	6,665	0.5%
Maia Aggregator, LP(21)(23)(24)	Class A-2 Units	N/A	N/A	112,360	112	112	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(25)	Class A Units	8.00% PIK	N/A	1,653	1,866	1,866	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(24)	Class B Units	N/A	N/A	22,767	44	258	—%
Rhea Acquisition Holdings, LP(21)(23)(24)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					8,842	9,020	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(21)(23)(24)	Class A Interests	N/A	N/A	3,017	3,017	2,915	0.2%
					3,017	2,915	0.2%
Healthcare technology
Minerva Holdco, Inc.(21)(23)(25)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,100	1,908	0.1%
					2,100	1,908	0.1%
Household products
Evology LLC(21)(23)(24)	Class B Units	N/A	N/A	113	540	540	—%
					540	540	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (21)(23)(25)	Series A Preferred Stock	10.50% PIK	N/A	12,750	13,422	12,378	0.8%
					13,422	12,378	0.8%
Insurance
Accelerate Topco Holdings, LLC (21)(23)(24)	Common Units	N/A	N/A	4,928	136	136	—%
Evolution Parent, LP (dba SIAA)(21)(23)(24)	LP Interest	N/A	N/A	8,919	892	892	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(21)(23)(24)	LP Interest	N/A	N/A	421	426	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Units	N/A	N/A	3,770,772	9,563	16,821	0.9%
					11,017	18,270	0.9%
Internet software and services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BCTO WIW Holdings, Inc. (dba When I Work)(21)(23)(24)	Class A Common Stock	N/A	N/A	57,000	5,700	5,134	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(21)(23)(24)	Common Units	N/A	N/A	1,729,439	1,729	1,701	0.1%
Elliott Alto Co-Investor Aggregator L.P. (19)(21)(23)(24)	LP Interest	N/A	N/A	2,873,134	2,882	2,873	0.2%
Project Hotel California Co-Invest Fund, L.P. (19)(21)(23)(24)	LP Interest	N/A	N/A	1,342,354	1,343	1,342	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (19)(21)(23)(24)	LP Interest	N/A	N/A	470,219	470	470	—%
MessageBird Holding B.V.(19)(21)(23)(24)	Extended Series C Warrants	N/A	N/A	25,540	157	26	—%
Picard Holdco, LLC (5)(11)(21)(23)	Series A Preferred Stock	SR + 12.00% PIK	N/A	23,344	21,977	21,977	1.2%
Project Alpine Co-Invest Fund, LP (19)(21)(23)(24)	LP Interest	N/A	N/A	2,000,000	2,001	2,000	0.1%
Thunder Topco L.P. (dba Vector Solutions)(21)(23)(24)	Common Units	N/A	N/A	2,138,653	2,139	2,051	0.1%
WMC Bidco, Inc. (dba West Monroe)(21)(23)(25)	Senior Preferred Stock	11.25% PIK	N/A	33,385	36,088	34,491	1.9%
					74,486	72,065	4.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest	N/A	N/A	700	700	749	—%
					700	749	—%
Total non-controlled/non-affiliated portfolio company equity investments					218,647	221,758	12.4%
Total non-controlled/non-affiliated portfolio company investments					3,319,293	3,286,883	183.2%
Non-controlled/affiliated portfolio company investments
Equity Investments
Financial services
AAM Series 2.1 Aviation Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest	N/A	N/A	$—	$229	$228	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest	N/A	N/A	$228,000	$1	$—	—%
					230	228	—%
Insurance
Chapford SMA Partnership, L.P. (16)(19)(21)(23)(24)(27)(29)	LP Interest	N/A	N/A	$7,350,000	$7,032	$7,032	0.4%
					$7,032	$7,032	0.4%
Total non-controlled/affiliated portfolio company equity investments					7,262	7,260	0.4%
Total non-controlled/affiliated portfolio company investments					7,262	7,260	0.4%
Total Investments					$3,326,555	$3,294,143	183.6%
_________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of September 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $25.1 million based on a tax cost basis of $3.3 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $43.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $18.4 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(9)The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(13)The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2022 was 1.81%.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
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
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 13.1% of total assets as calculated in accordance with the regulatory requirements.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $229.0 million or 12.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chapford SMA Partnership, L.P.	LP Interest	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(24)Investment is non-income producing.
(25)Investment contains a fixed-rate structure.
(26)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(27)Investment is not pledged as collateral for the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II.
(28)Loan was on non-accrual status as of September 30, 2022.
(29)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended September 30, 2022, were as follows:

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2022	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$1	$—	$(1)	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	—	229	—	(1)	—	228	—	—
Chapford SMA Partnership, L.P.	—	7,032	—	—	—	7,032	—	—
Total	$—	$7,262	$—	$(2)	$—	$7,260	$—	$—
________
(a) Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(c) In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin AssetCo.
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

Owl Rock Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$49,185	$17,700	$131,511	$34,737
Net change in unrealized gain (loss)	30,832	1,989	(30,607)	6,121
Net realized gain (loss)	(26)	6	860	447
Net Increase (Decrease) in Net Assets Resulting from Operations	79,991	19,695	101,764	41,305
Distributions
Distributions declared from earnings	(42,326)	(16,018)	(114,540)	(31,984)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(42,326)	(16,018)	(114,540)	(31,984)
Capital Share Transactions
Issuance of common shares	—	550,000	118,180	700,000
Reinvestment of distributions	7,755	1,911	20,761	3,756
Net Increase in Net Assets Resulting from Capital Share Transactions	7,755	551,911	138,941	703,756
Total Increase (Decrease) in Net Assets	45,420	555,588	126,165	713,077
Net Assets, at beginning of period	1,749,043	443,943	1,668,298	286,454
Net Assets, at end of period	$1,794,463	$999,531	$1,794,463	$999,531

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$101,764	$41,305
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(531,388)	(1,558,503)
Proceeds from investments and investment repayments, net	129,675	84,030
Net amortization/accretion of premium/discount on investments	(5,914)	(2,468)
Payment-in-kind interest	(21,841)	(4,431)
Payment-in-kind dividends	(6,383)	(1,415)
Net change in unrealized (gain) loss on investments	30,133	(6,410)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	474	289
Net realized (gain) loss on investments	(875)	(257)
Amortization of debt issuance costs	2,961	1,331
Amortization of offering costs	42	300
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,816)	(6,067)
(Increase) decrease in prepaid expenses and other assets	(827)	(204)
Increase (decrease) in management fee payable	1,011	1,133
Increase (decrease) in payables to affiliates	278	267
Increase (decrease) in accrued expenses and other liabilities	11,208	1,431
Net cash provided by (used in) operating activities	(292,498)	(1,449,669)
Cash Flows from Financing Activities
Borrowings on debt	903,000	1,762,656
Payments on debt	(610,000)	(919,000)
Debt issuance costs	(8,425)	(6,231)
Proceeds from issuance of common shares	118,180	702,493
Offering costs paid	(20)	(51)
Cash distributions paid to shareholders	(81,179)	(14,308)
Net cash provided by (used in) financing activities	321,556	1,525,559
Net increase (decrease) in cash	29,058	75,890
Cash, beginning of period	27,245	82,612
Cash, end of period	$56,303	$158,502

Supplemental and Non-Cash Information
Interest expense paid	$25,165	$5,437
Distributions declared during the period	$114,540	$31,984
Reinvestment of distributions during the period	$20,761	$3,756
Distribution payable	$42,326	$16,018
Excise taxes paid	$228	$8
Subscriptions receivable	$—	$916

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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $0.5 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.3 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2022, management fees were $3.8 million and $11.2 million, respectively. For the three and nine months ended September 30, 2021, management fees were $1.3 million and $2.7 million respectively.
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
There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2022. There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2021.
There were no capital gains based incentive fees for the three and nine months ended September 30, 2022. There were no capital gains based incentive fees for the three and nine months ended September 30, 2021.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted to Owl Rock Capital Advisors LLC (“ORCA”) and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.
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
Non-Controlled/Affiliated Portfolio Companies
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
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo and Chapford SMA Partnership, L.P. ("Chapford SMA").
Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $15.0 million equity commitment to Amergin on July 1, 2022. The Company's investment in Amergin is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,625,681	$2,613,893	$2,282,500	$2,285,599
Second-lien senior secured debt investments	416,776	401,510	406,308	407,932
Unsecured debt investments	58,189	49,722	46,687	46,620
Preferred equity investments	138,606	134,889	82,903	83,788
Common equity investments	87,303	94,129	71,431	73,098
Total Investments	$3,326,555	$3,294,143	$2,889,829	$2,897,037

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Advertising and media	3.2%	2.8%
Aerospace and defense	0.4	0.5
Automotive	2.0	2.3
Buildings and real estate	3.4	3.4
Business services	6.5	6.8
Chemicals	2.5	2.9
Consumer products	3.1	3.8
Containers and packaging	3.4	3.6
Distribution	1.8	1.5
Education	0.6	0.7
Financial services	5.5	6.3
Food and beverage	4.3	3.5
Healthcare equipment and services	3.1	3.5
Healthcare providers and services	7.2	7.6
Healthcare technology	6.7	6.9
Household products	0.9	0.8
Human resource support services	3.7	4.4
Infrastructure and environmental services	0.0	—
Insurance	9.5	10.1
Internet software and services	16.5	14.4
Leisure and entertainment	2.1	2.4
Manufacturing	3.4	3.5
Professional services	4.2	2.2
Specialty retail	5.5	5.5
Telecommunications	0.2	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
United States:
Midwest	21.4%	20.7%
Northeast	16.8	16.9
South	30.9	30.7
West	22.9	23.3
International	8.0	8.4
Total	100.0%	100.0%

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$2,613,893	$2,613,893
Second-lien senior secured debt investments	—	42,335	359,175	401,510
Unsecured debt investments	—	—	49,722	49,722
Preferred equity investments	—	—	134,889	134,889
Common equity investments	—	—	94,129	94,129
Total Investments at fair value	$—	$42,335	$3,251,808	$3,294,143

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,416	$2,278,183	$2,285,599
Second-lien senior secured debt investments	—	19,941	387,991	407,932
Unsecured debt investments	—	—	46,620	46,620
Preferred equity investments	—	—	83,788	83,788
Common equity investments	—	—	73,098	73,098
Total Investments at fair value	$—	$27,357	$2,869,680	$2,897,037

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments		Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,383,184	$354,654	$51,829		$109,162	$73,182	$2,972,011
Purchases of investments, net	230,647	6,485	—		21,976	11,746	270,854
Payment-in-kind	5,064	562	1,038		1,847	37	8,548
Proceeds from investments, net	(31,001)	—	—		—	—	(31,001)
Net realized gains (losses)	—	—	—		—	—	—
Net change in unrealized gain (loss)	17,202	3,521	(3,174)		1,824	9,164	28,537
Net amortization/accretion of premium/discount on investments	1,700	112	29	—	80	—	1,921
Transfers into (out of) Level 3(1)	7,097	(6,159)	—		—	—	938
Fair value, end of period	$2,613,893	$359,175	$49,722		$134,889	$94,129	$3,251,808
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
Purchases of investments, net	444,232	9,025	8,638	54,100	15,394	531,389
Payment-in-kind	16,858	2,194	2,789	6,275	108	28,224
Proceeds from investments, net	(123,041)	(699)	—	(5,464)	—	(129,204)
Net realized gains (losses)	43	—	—	831	—	874
Net change in unrealized gain (loss)	(14,890)	(10,713)	(8,398)	(4,602)	5,161	(33,442)
Net amortization/accretion of premium/discount on investments	5,092	340	73	329	—	5,834
Transfers between investment types	—	—	—	(368)	368	—
Transfers into (out of) Level 3(1)	7,416	(28,963)	—	—	—	(21,547)
Fair value, end of period	$2,613,893	$359,175	$49,722	$134,889	$94,129	$3,251,808
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$600,710	$167,814	$46,360	$36,177	$12,464	$863,525
Purchases of investments, net	989,934	53,109	1	1	6,923	1,049,967
Payment-in-kind	905	—	1,614	704	28	3,252
Proceeds from investments, net	(20,259)	(12,655)	—	—	—	(32,914)
Net realized gains (losses)	—	15	—	—	(4)	11
Net change in unrealized gain (loss)	1,581	474	(1,932)	606	4	733
Net amortization/accretion of premium/discount on investments	794	181	17	32	—	1,024
Transfers into (out of) Level 3(1)	(7,350)	—	—	—	—	(7,350)
Fair value, end of period	$1,566,315	$208,938	$46,060	$37,520	$19,415	$1,878,248
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	1,323,120	136,436	24,659	31,848	12,672	1,528,735
Payment-in-kind	2,078	—	2,353	1,340	75	5,846
Proceeds from investments, net	(62,258)	(17,296)	—	—	—	(79,554)
Net change in unrealized gain (loss)	3,709	1,385	(1,322)	581	819	5,172
Net realized gains (losses)	22	15	—	—	(4)	33
Net amortization/accretion of premium/discount on investments	1,944	350	62	58	2	2,416
Transfers into (out of) Level 3(1)	(7,200)	—	—	—	—	(7,200)
Fair value, end of period	$1,566,315	$208,938	$46,060	$37,520	$19,415	$1,878,248
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$17,200	$1,579
Second-lien senior secured debt investments	3,521	491
Unsecured debt investments	(3,174)	(1,932)
Preferred equity investments	1,824	606
Common equity investments	9,164	—
Total Investments	$28,535	$744

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$(14,394)	$4,343
Second-lien senior secured debt investments	(10,504)	1,403
Unsecured debt investments	(8,398)	(1,325)
Preferred equity investments	(4,552)	581
Common equity investments	5,161	819
Total Investments	$(32,687)	$5,821
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,435,907	Yield Analysis	Market Yield	9.1% - 21.3% (12.1%)	Decrease
	160,482	Recent Transaction	Transaction Price	97.5% - 99.0% (98.0%)	Increase
	17,504	Collateral Analysis	Recovery Rate	69.0%	Increase
Second-lien senior secured debt investments	$359,175	Yield Analysis	Market Yield	11.8% - 17.7% (14.8%)	Decrease
Unsecured debt investments	$48,666	Yield Analysis	Market Yield	10.2% - 20.0% (12.9%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.0x	Increase
Preferred equity investments	$112,903	Yield Analysis	Market Yield	12.0% - 16.8% (13.9%)	Decrease
	21,977	Recent Transaction	Transaction Price	97.0%	Increase
	9	Market Approach	EBITDA Multiple	13.2x	Increase
Common equity investments	$67,537	Market Approach	EBITDA Multiple	11.5x - 24.3x (16.1x)	Increase
	9,845	Market Approach	Revenue Multiple	1.6x - 24.5x (10.7x)	Increase
	26	Market Approach	Gross Profit Multiple	10.0x	Increase
	16,721	Recent Transaction	Transaction Price	95.7% - 123.5% (105.4%)	Increase

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,650,640	Yield Analysis	Market Yield	6.5% - 12.4% (8.3%)	Decrease
	627,543	Recent Transaction	Transaction Price	90.5% - 99.4% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$213,824	Yield Analysis	Market Yield	6.5% - 10.7% (9.2%)	Decrease
	161,554	Recent Transaction	Transaction Price	98.0% - 99.0% (98.7%)	Increase
Unsecured debt investments(2)	$45,314	Yield Analysis	Market Yield	7.2% - 9.4% (8.4%)	Decrease
	1,056	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$37,896	Yield Analysis	Market Yield	11.4% - 14.6% (11.8%)	Decrease
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x	Increase
Common equity investments	$22,528	Market Approach	EBITDA Multiple	7.6x - 24.0x (17.1x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x	Increase
	50,413	Recent Transaction	Transaction Price	100.0%	Increase
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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$128,970	$128,970	$211,373	$211,373
SPV Asset Facility I	494,508	494,508	572,676	572,676
SPV Asset Facility II	242,680	242,680	132,286	132,286
2027 Notes	321,368	264,875	321,151	316,875
July 2025 Notes	140,464	139,515	—	—
July 2027 Notes	188,012	186,675	—	—
Total Debt	$1,516,002	$1,457,223	$1,237,486	$1,233,210
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $3.7 million, $5.5 million, $2.3 million, $3.6 million, $1.5 million and $2.0 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2027 Notes are presented net of deferred financing costs of $4.3 million, $2.3 million, $2.7 million, and $3.8 million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	264,875	316,875
Level 3	1,192,348	916,335
Total Debt	$1,457,223	$1,233,210
Financial Instruments Not Carried at Fair Value
As of September 30, 2022 and December 31,2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31,2021, the Company’s asset coverage was 216% and 233%, respectively.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$132,636	$317,364	$128,970
SPV Asset Facility I	$625,000	$500,000	$72,297	$494,508
SPV Asset Facility II	$350,000	$245,000	$105,000	$242,680
2027 Notes	$325,000	$325,000	$—	$321,368
July 2025 Notes	$142,000	$142,000	$—	$140,464
July 2027 Notes	$190,000	$190,000	$—	$188,012
Total Debt	$2,082,000	$1,534,636	$494,661	$1,516,002
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $3.7 million, $5.5 million, $2.3 million, $3.6 million, $1.5 million and $2.0 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$17,580	$3,761	$36,641	$7,025
Amortization of debt issuance costs	1,204	569	2,961	1,331
Total Interest Expense	$18,784	$4,330	$39,602	$8,356
Average interest rate	4.8%	2.3%	3.6%	2.4%
Average daily borrowings	$1,443,054	$635,647	$1,347,566	$391,839

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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture.
The 2027 Notes initially bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement for the benefit of the purchasers of the 2027 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2027 Notes. The Company filed a registration statement with the SEC and, on August 25, 2022 commenced an offer to exchange the 2027 Notes for newly issued registered notes with substantially similar terms, which expired on September 28, 2022.
The 2027 Notes are the Company's direct, general unsecured obligations and will rank senior in right of payment to all of the Company's future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes rank pari passu, or equal, in right of payment with all of the Company's existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2027 Notes rank effectively subordinated, or junior, to any of the Company's existing and future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Series 2022A Notes

On July 21, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142,000,000 in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes”) and (ii) $190,000,000 in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the July 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by OR Lending III LLC, a subsidiary of the Company.

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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800,000,000, and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$7,272	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	7,500	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	7	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	677
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,819	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	910	—
Anaplan, Inc.	First lien senior secured revolving loan	1,944	—
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	—	6,617
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	196	237
Ardonagh Midco 3 PLC	First lien senior secured EUR delayed draw term loan	12,540	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured delayed draw term loan	305	—
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	—
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	1,035	880
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	8,127	18,980
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,852
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,055	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,939	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	636	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,180	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,008	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	976	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,220	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	2,710
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,498	2,387
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	—
Kaseya Inc.	First lien senior secured delayed draw term loan	486	—
Kaseya Inc.	First lien senior secured revolving loan	486	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	66	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Lignetics Investment Corp.	First lien senior secured revolving loan	892	6,373
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,952	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	—
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	1,054
Natural Partners, LLC	First lien senior secured revolving loan	170	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	5,481	6,120
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	5,407	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	662	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	3,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured delayed draw term loan	1,167	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,381
Spotless Brands, LLC	First lien senior secured delayed draw term loan A	2,349	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan B	3,288	—
Spotless Brands, LLC	First lien senior secured revolving loan	360	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	7	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	10	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	—

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,849	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—
The Shade Store, LLC	First lien senior secured revolving loan	5,909	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	6,124
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,409	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$314,849	$311,487
As of September 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, the Company solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
As of December 31, 2021, the Company had approximately $1.7 billion in total Capital Commitment from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
During the nine months ended September 30, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the nine months ended September 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
Total		46,846,816	$700,000,000
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following table reflects the distributions declared on shares of the Company's common stock during the nine months ended September 30, 2021:

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$79,991	$19,695	$101,764	$41,305
Weighted average shares of common stock outstanding—basic and diluted	119,804,823	43,582,571	114,583,534	29,714,021
Earnings (loss) per common share—basic and diluted	$0.67	$0.45	$0.89	$1.39
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
For the three and nine months ended September 30, 2022, the Company accrued U.S. federal excise tax of $150.5 thousand and $689.8 thousand, respectively. For the three and nine months ended September 30, 2021, the Company accrued U.S. federal excise tax of $57.0 thousand and $123.1 thousand, respectively.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.05	$14.42
Net investment income (loss)(1)	1.15	1.17
Net realized and unrealized gain (loss)(2)	(0.27)	0.22
Total from operations	0.88	1.39
Distributions declared from net investment income(3)	(0.98)	(0.88)
Total increase in net assets	(0.10)	0.51
Net asset value, end of period	$14.95	$14.93
Shares outstanding, end of period	120,064,110	66,962,294
Total Return, based on net asset value(4)	5.8%	9.6%
Ratios / Supplemental Data
Asset coverage ratio(5)	215.9%	193.1%
Ratio of total expenses to average net assets(6)	4.5%	4.0%
Ratio of net investment income to average net assets(6)	10.2%	9.2%
Net assets, end of period	$1,794,463	$999,531
Weighted-average shares outstanding	114,583,534	29,714,021
Total capital commitments, end of period	1,764,610	1,614,655
Ratio of total contributed capital to total committed capital, end of period	100.0%	61.0%
Portfolio turnover rate	2.3%	7.9%
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
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2022, payable on or before January 31, 2023.

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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). We have solicited $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser, and all of which has been drawn as of June 16, 2022. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Technology Opportunities Advisors LLC ("ORTOA"), and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA, ORTA, ORTA II, and ORTOA the “Owl Rock Advisers”), which are also investment advisers. As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl.

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
In addition,we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.
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
Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geo-political, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measure taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built out our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2022, our Adviser and its affiliates have originated $69.4 billion aggregate principal amount of investments, of which $65.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average debt investment size in each of our portfolio companies was approximately $25.3 million based on fair value. As of September 30, 2022, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 83.5% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $768 million, weighted average annual EBITDA of $173 million and an average interest coverage of 2.5x.
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

Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of September 30, 2022, we had net leverage of 0.82x debt-to-equity.
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
Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 79.3% first lien senior secured debt investments (of which 70.7% we consider to be unitranche debt investments (including “last out” portions of such loans)), 12.2% second lien senior secured debt investments, 1.5% unsecured debt investments, 4.1% preferred equity investments and 2.9% common equity investments.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 9.8% and 9.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.1% and 10.0%, respectively(1).
As of September 30, 2022, we had investments in 130 portfolio companies with an aggregate fair value of $3.3 billion.

We expect the pace of our originations to vary. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We have also begun to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management LLC and Chapford SMA Partnership, L.P. ("Chapford SMA"). These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the effect of interest rates exceeding our interest rate floors.
Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$282,062	$1,268,731
Less: Sell downs	—	—
Total new investment commitments	$282,062	$1,268,731
Principal amount of investments funded:
First-lien senior secured debt investments	$183,475	$941,892
Second-lien senior secured debt investments	—	73,300
Preferred equity investments	22,657	—
Common equity investments	11,830	6,921
Total principal amount of investments funded	$217,962	$1,022,113
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—	$(15,834)
Second-lien senior secured debt investments	—	(12,645)
Total principal amount of investments sold or repaid	$—	$(28,479)
Number of new investment commitments in new portfolio companies(1)	13	23
Average new investment commitment amount	$17,338	$51,077
Weighted average term for new debt investment commitments (in years)	6.0	5.8
Percentage of new debt investment commitments at floating rates	90.9%	100.0%
Percentage of new debt investment commitments at fixed rates	9.1%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	10.1%	6.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.3%	6.1%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,625,681	$2,613,893	(1)	$2,282,500	$2,285,599	(1)
Second-lien senior secured debt investments	416,776	401,510		406,308	407,932
Unsecured debt investments	58,189	49,722		46,687	46,620
Preferred equity investments	138,606	134,889		82,903	83,788
Common equity investments	87,303	94,129		71,431	73,098
Total Investments	$3,326,555	$3,294,143		$2,889,829	$2,897,037
________________
(1)70.7% and 67.1% of which we consider unitranche loans as of September 30, 2022 and December 31, 2021, respectively.
The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Advertising and media	3.2%	2.8%
Aerospace and defense	0.4	0.5
Automotive	2.0	2.3
Buildings and real estate	3.4	3.4
Business services	6.5	6.8
Chemicals	2.5	2.9
Consumer products	3.1	3.8
Containers and packaging	3.4	3.6
Distribution	1.8	1.5
Education	0.6	0.7
Financial services	5.5	6.3
Food and beverage	4.3	3.5
Healthcare equipment and services	3.1	3.5
Healthcare providers and services	7.2	7.6
Healthcare technology	6.7	6.9
Household products	0.9	0.8
Human resource support services	3.7	4.4
Infrastructure and environmental services	0.0	—
Insurance	9.5	10.1
Internet software and services	16.5	14.4
Leisure and entertainment	2.1	2.4
Manufacturing	3.4	3.5
Professional services	4.2	2.2
Specialty retail	5.5	5.5
Telecommunications	0.2	0.3
Transportation	0.3	0.3
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States:
Midwest	21.4%	20.7%
Northeast	16.8	16.9
South	30.9	30.7
West	22.9	23.3
International	8.0	8.4
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	9.8%	7.4%
Weighted average total yield of debt and income producing securities(1)	10.1%	7.6%
Weighted average interest rate of debt securities	9.5%	7.2%
Weighted average spread over base rate of all floating rate investments	6.4%	6.4%
________________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$245,618	7.5%	$105,702	3.7%
2	3,004,048	91.2	2,755,637	95.1
3	26,973	0.8	35,698	1.2
4	17,504	0.5	—	—
5	—	—	—	—
Total	$3,294,143	100.0%	$2,897,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,075,979	99.2%	$2,735,495	100.0%
Non-accrual	24,667	0.8	—	—
Total	$3,100,646	100.0%	$2,735,495	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $15.0 million equity commitment to Amergin on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
Chapford SMA
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$74.0	$25.0	$188.8	$49.8
Less: Operating expenses	24.6	7.3	56.6	15.0
Net Investment Income (Loss) Before Taxes	49.4	17.7	132.2	34.8
Less: Income taxes (benefit), including excise taxes	0.2	0.0	0.7	0.1
Net Investment Income (Loss) After Taxes	$49.2	$17.7	$131.5	$34.7
Net change in unrealized gain (loss)	30.8	2.0	(30.6)	6.1
Net realized gain (loss)	(0.0)	—	0.9	0.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$80.0	$19.7	$101.8	$41.3
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended September 30, 2022, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income
Investment income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest income (excluding PIK interest income)	$58.7	$21.5	$153.3	$42.8
PIK interest income	10.0	2.3	24.1	4.8
Dividend income	3.8	0.7	8.4	1.4
Other income	1.5	0.5	3.0	0.8
Total investment income	$74.0	$25.0	$188.8	$49.8
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended September 30, 2022 and 2021
Investment income increased by $49.0 million for the three months ended September 30, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $1.9 billion as of September 30, 2021, to $3.1 billion as of September 30, 2022. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 17.6% of investment income for the three months ended September 30, 2022. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the nine months ended September 30, 2022 and 2021
Investment income increased by $139.0 million for the nine months ended September 30, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $1.9 billion as of September 30, 2021, to $3.1 billion as of September 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, income generated from one-time prepayment fees was $0.5 million. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing, and an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. Payment-in-kind interest and dividend income represented approximately 16.5% of investment income for the nine months ended September 30, 2022. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$18.8	$4.3	$39.6	$8.4
Management fee	3.8	1.3	11.2	2.7
Professional fees	1.0	0.6	3.0	1.7
Directors' fees	0.3	0.3	0.9	0.8
Other general and administrative	0.7	0.7	1.9	1.4
Total operating expenses	$24.6	$7.2	$56.6	$15.0

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2022 and 2021
Total expenses increased by $17.4 million for the three months ended September 30, 2022 due to an increase in management fees, interest expense and other expenses of $2.5 million, $14.5 million and $0.4 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.4 billion from $0.6 billion period over period, as well as an increase in the average interest rate to 4.8% from 2.3% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $1.9 billion as of September 30, 2021, to $3.3 billion as of September 30, 2022.
For the nine months ended September 30, 2022 and 2021
Total expenses increased by $41.6 million for the nine months ended September 30, 2022 due to an increase in management fees, interest expense and other expenses of $8.5 million, $31.2 million and $1.9 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.3 billion from $0.4 billion period over period, as well as an increase in the average interest rate to 3.6% from 2.4% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $1.9 billion as of September 30, 2021, to $3.3 billion as of September 30, 2022.
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
For the three and nine months ended September 30, 2022, we accrued U.S. federal excise tax of $150.5 thousand and $689.8 thousand, respectively. For the three and nine months ended September 30, 2021, we accrued U.S. federal excise tax of $57.0 thousand and $123.1 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net change in unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$31.2	$2.1	$(30.1)	$6.4
Net change in translation of assets and liabilities in foreign currencies	(0.4)	(0.1)	(0.5)	(0.3)
Net change in unrealized gain (loss)	$30.8	$2.0	$(30.6)	$6.1

For the three months ended September 30, 2022 and 2021
For the three months ended September 30, 2022, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.7%, as compared to 97.0% as of June 30, 2022. The primary driver of our portfolio’s unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$6.2
Walker Edison Furniture Company LLC	(3.1)
Cornerstone OnDemand, Inc.	2.9
CD&R Value Building Partners I, L.P. (dba Belron)	2.4
Packaging Coordinators Midco, Inc.	2.3
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2.0)
Asurion, LLC	(1.8)
Denali Buyerco, LLC (dba Summit Companies)	1.7
Global Music Rights, LLC	1.2
Gaylord Chemical Company, L.L.C.	1.2
Remaining portfolio companies	20.2
Total	$31.2
For the nine months ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.7%, as compared to 98.6% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions, including credit spreads widening across the broader markets.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$6.9
Walker Edison Furniture Company LLC	(5.9)
Cornerstone OnDemand, Inc.	(4.8)
CD&R Value Building Partners I, L.P. (dba Belron)	(4.2)
Packaging Coordinators Midco, Inc.	(2.8)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2.3)
Asurion, LLC	(2.0)
Denali Buyerco, LLC (dba Summit Companies)	(1.6)
Global Music Rights, LLC	(1.6)
Gaylord Chemical Company, L.L.C.	(1.3)
Remaining Companies	(10.5)
Total	$(30.1)
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$—	$—	$0.9	$0.2
Net realized gain (loss) on foreign currency transactions	—	—	0.0	0.2
Net realized gain (loss)	$—	$—	$0.9	$0.4
Realized Gross Internal Rate of Return
Since we began investing in 2020 through September 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 15.2% (based on total capital invested of $164.6 billion and total proceeds from these exited investments of $177.4 million). Eighty-seven percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022, our asset coverage ratio was 216%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2022, taken together with our available debt capacity of $494.7 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2022, we had $56.3 million in cash. During the nine months ended September 30, 2022, we used $292.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $531.4 million, partially offset by sales and repayments of $129.7 million and other operating activity of $109.2 million. Lastly, cash provided by financing activities was $321.6 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $118.2 million and proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $284.6 million, partially offset by distributions paid of $81.2 million.
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

During the nine months ended September 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the nine months ended September 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
Total		46,846,816	$700,000,000
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$132,636	$317,364	$128,970
SPV Asset Facility I	$625,000	$500,000	$72,297	$494,508
SPV Asset Facility II	$350,000	$245,000	$105,000	$242,680
2027 Notes	$325,000	$325,000	$—	$321,368
July 2025 Notes	$142,000	$142,000	$—	$140,464
July 2027 Notes	$190,000	$190,000	$—	$188,012
Total Debt	$2,082,000	$1,534,636	$494,661	$1,516,002
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $3.7 million, $5.5 million, $2.3 million, $3.8 million, $1.5 million and $2.0 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$17,580	$3,761	$36,641	$7,025
Amortization of debt issuance costs	1,204	569	2,961	1,331
Total Interest Expense	$18,784	$4,330	$39,602	$8,356
Average interest rate	4.8%	2.3%	3.6%	2.4%
Average daily borrowings	$1,443,054	$635,647	$1,347,566	$391,839

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2022 and the fiscal years ended December 31, 2021 and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
September 30, 2022	$132.6	$2,159	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
September 30, 2022	$500.0	$2,159	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
September 30, 2022	$245.0	$2,159	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
September 30, 2022	$325.0	$2,159	—	$843.4
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
September 30, 2022	$142.0	$2,159	—	N/A
July 2027 Notes
September 30, 2022	$190.0	$2,159	—	N/A
Promissory Note(6)
September 30, 2022	$—	$2,159	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
(4)Not applicable, except for with respect to the 2027 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2027 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.
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
The Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on April 13, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture.
The 2027 Notes initially bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement for the benefit of the purchasers of the 2027 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2027 Notes. We filed a registration statement with the SEC and, on August 25, 2022 commenced an offer to exchange the 2027 Notes for newly issued registered notes with substantially similar terms, which expired on September 28, 2022.
The 2027 Notes are our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2027 Notes rank effectively subordinated, or junior, to any of our existing and future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Series 2022A Notes
On July 21, 2022, we entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142,000,000 in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes”) and (ii) $190,000,000 in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the July 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by OR Lending III LLC, a subsidiary of ours.

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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800,000,000, and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$7,272	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	7,500	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	7	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	677
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,819	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	910	—
Anaplan, Inc.	First lien senior secured revolving loan	1,944	—
Apex Group Treasury LLC	Second lien senior secured delayed draw term loan	—	6,617
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	196	237
Ardonagh Midco 3 PLC	First lien senior secured EUR delayed draw term loan	12,540	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured delayed draw term loan	305	—
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
AxiomSL Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,645	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444

Portfolio Company	Investment	September 30, 2022	December 31, 2021
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	567	—
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	1,035	880
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	8,127	18,980
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,852
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,055	9,183
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,939	3,148
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870

Portfolio Company	Investment	September 30, 2022	December 31, 2021
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	636	881
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,180	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	3,356
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	2,008	3,693
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	976	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,220	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	2,710
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	15,723
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,498	2,387
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	594	594
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	217	—
Kaseya Inc.	First lien senior secured delayed draw term loan	486	—
Kaseya Inc.	First lien senior secured revolving loan	486	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	66	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	2,051
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	6,373	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	892	6,373

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,952	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	—
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	3,362	3,362
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	1,008	1,008
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	663
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	1,054
Natural Partners, LLC	First lien senior secured revolving loan	170	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	5,481	6,120
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	2,190
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,294
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	5,407	—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	662	1,182
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	133
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	1,149
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	3,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured delayed draw term loan	1,167	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,381
Spotless Brands, LLC	First lien senior secured delayed draw term loan A	2,349	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan B	3,288	—
Spotless Brands, LLC	First lien senior secured revolving loan	360	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	7	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	10	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317

Portfolio Company	Investment	September 30, 2022	December 31, 2021
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,849	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—
The Shade Store, LLC	First lien senior secured revolving loan	5,909	5,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	6,124
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,409	2,143
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$314,849	$311,487
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, we solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
As of December 31, 2021, we had approximately $1.7 billion in total Capital Commitment from investors (approximately $48.6 million undrawn), of which $62.4 million is from entities affiliated with or related to the Adviser.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2022 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$132.6	$—	$—	$132.6	$—
SPV Asset Facility I	500.0	—	—	500.0	—
SPV Asset Facility II	245.0	—	—	245.0	—
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	190.0	—	—	190.0	—
Total Contractual Obligations	$1,534.6	$—	$142.0	$1,392.6	$—
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
We invest in Amergin AssetCo and Chapford SMA, affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2022, payable on or before January 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
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
As of September 30, 2022, 98.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II bear interest at variable interest rates with no interest rate floor. The 2027 Notes, July 2025 Notes and July 2027 Notes bear interest at a fixed rate.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$92,352	$26,329	$66,023
Up 200 basis points	$61,568	$17,553	$44,015
Up 100 basis points	$30,784	$8,776	$22,008
Up 50 basis points	$15,392	$4,388	$11,004
Down 50 basis points	$(15,392)	$(4,388)	$(11,004)
Down 100 basis points	$(30,784)	$(8,776)	$(22,008)
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

(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022 are not the only risks facing us. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On August 15, 2022, pursuant to our dividend reinvestment plan, we issued 530,098 shares of our common stock, at a price of $14.63 per share, to stockholders of record as of June 30, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.

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

10.1
Form of Master Note Purchase Agreement, dated July 21, 2022, by and between Owl Rock Capital Corporation III and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 21, 2022).

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

Owl Rock Capital Corporation III

Date: November 4, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: November 4, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer