Form 10-Q
period 2023-03-31
Owl Rock Capital Corp III
filed 2023-05-10
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 10, 2023 the registrant had 121,455,598 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,466,432 and $3,463,668, respectively)	$3,465,506	$3,437,381
Non-controlled, affiliated investments (amortized cost of $57,939 and $29,418, respectively)	57,931	29,384
Total investments at fair value (amortized cost of $3,524,371 and $3,493,086, respectively)	3,523,437	3,466,765
Cash	79,959	60,053
Interest receivable	23,115	21,966
Prepaid expenses and other assets	3,451	3,955
Total Assets	$3,629,962	$3,552,739
Liabilities
Debt (net of unamortized debt issuance costs of $19,952 and $21,092, respectively)	$1,702,964	$1,660,310
Distribution payable	53,498	50,425
Management fee payable	4,393	4,173
Payables to affiliates	1,309	1,926
Accrued expenses and other liabilities	22,039	22,024
Total Liabilities	1,784,203	1,738,858
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 121,455,598 and 120,693,049 shares issued and outstanding, respectively	1,215	1,207
Additional paid-in-capital	1,810,104	1,798,712
Accumulated undistributed (overdistributed) earnings	34,440	13,962
Total Net Assets	1,845,759	1,813,881
Total Liabilities and Net Assets	$3,629,962	$3,552,739
Net Asset Value Per Share	$15.20	$15.03
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$79,360	$46,499
PIK interest income	12,483	6,629
Dividend income	4,979	2,463
Other income	1,059	664
Total investment income from non-controlled, non-affiliated investments	97,881	56,255
Total Investment Income	97,881	56,255
Expenses
Interest expense	28,539	9,340
Management fee	4,393	3,663
Professional fees	1,259	999
Directors' fees	196	311
Other general and administrative	731	599
Total Expenses	35,118	14,912
Net Investment Income (Loss) Before Taxes	62,763	41,343
Excise tax expense (benefit)	1,184	413
Net Investment Income (Loss) After Taxes	$61,579	$40,930
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	23,799	(15,500)
Non-controlled, affiliated investments	26	—
Translation of assets and liabilities in foreign currencies	52	(7)
Income tax (provision) benefit	(1)	—
Total Net Change in Unrealized Gain (Loss)	23,876	(15,507)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(11,498)	869
Foreign currency transactions	19	15
Total Net Realized Gain (Loss)	(11,479)	884
Total Net Realized and Change in Unrealized Gain (Loss)	12,397	(14,623)
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,976	$26,307
Earnings (Loss) Per Share - Basic and Diluted	$0.61	$0.24
Weighted Average Shares Outstanding - Basic and Diluted	121,201,415	111,084,841

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2028	$83,320	$81,957	$83,315	4.5%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.50%	8/2027	—	(110)	—	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(10)(21)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	23,823	23,374	23,466	1.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	12/2027	211	185	189	—%
					107,354	105,406	106,970	5.8%
Aerospace and defense
Peraton Corp.(5)(7)(20)(21)	Second lien senior secured loan	L +	7.75%	2/2029	14,562	14,386	14,125	0.8%
					14,562	14,386	14,125	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(13)(19)(21)	Unsecured facility	SA +	6.00% PIK	8/2025	19,828	21,172	19,828	1.1%
Hg Genesis 9 Sumoco Limited(5)(14)(19)(21)	Unsecured facility	E +	7.00% PIK	3/2027	1,057	1,066	1,057	0.1%
Hg Saturn LuchaCo Limited(5)(13)(19)(21)	Unsecured facility	SA +	7.50% PIK	3/2026	24,650	26,979	24,403	1.3%
					45,535	49,217	45,288	2.5%
Automotive
Spotless Brands, LLC (5)(11)(21)	First lien senior secured loan	SR +	6.50%	7/2028	40,663	39,920	40,155	2.3%
Spotless Brands, LLC (5)(11)(18)(21)	First lien senior secured delayed draw term loan A	SR +	6.50%	7/2028	4,420	4,339	4,365	0.2%
Spotless Brands, LLC (5)(11)(18)(21)	First lien senior secured delayed draw term loan B	SR +	6.50%	7/2028	3,280	3,220	3,239	0.2%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC (5)(16)	First lien senior secured revolving loan	SR +	6.50%	7/2028	261	238	245	—%
					48,624	47,717	48,004	2.7%
Buildings and real estate
Associations, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	82,902	82,035	82,902	4.5%
Associations, Inc.(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	86	84	86	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	7/2027	—	(50)	—	—%
RealPage, Inc.(5)(6)(20)(21)	Second lien senior secured loan	L +	6.50%	4/2029	6,500	6,421	6,118	0.3%
					89,488	88,490	89,106	4.8%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured loan	L +	5.75%	9/2028	51,610	51,204	51,352	2.8%
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	9/2023	20,122	19,906	20,022	1.1%
Denali Buyerco, LLC (dba Summit Companies)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(45)	(30)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(21)	First lien senior secured loan	L +	5.50%	9/2028	47,228	46,453	46,756	2.5%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	—	(74)	—	—%
Entertainment Benefits Group, LLC(5)(10)(21)	First lien senior secured loan	SR +	4.75%	5/2028	860	853	860	—%
Entertainment Benefits Group, LLC(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	4.75%	4/2027	44	43	44	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.75% PIK	7/2027	5,669	5,602	5,613	0.3%
Gainsight, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	7/2027	—	(11)	(9)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L +	6.50%	12/2026	36,255	35,889	36,255	2.0%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L +	5.50%	12/2026	399	396	394	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	2,384	2,364	2,351	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	6.50%	12/2026	458	419	458	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes		0.48% PIK	12/2029	1,060	1,060	1,060	—%
Kaseya Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	6/2029	8,028	7,881	8,008	0.4%
Kaseya Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	6/2024	—	(4)	—	—%
Kaseya Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	6/2029	—	(9)	(1)	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(10)(21)	First lien senior secured loan	SR +	5.50%	10/2028	35,359	34,769	34,740	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)(21)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	4,072	4,006	4,001	0.2%
					213,548	210,702	211,874	11.3%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(6)(21)	Second lien senior secured loan	L +	7.75%	11/2028	6,500	6,425	6,403	0.3%
Gaylord Chemical Company, L.L.C.(5)(7)(21)	First lien senior secured loan	L +	6.50%	3/2027	67,470	66,958	67,470	3.7%
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.50%	3/2026	—	(25)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(8)(21)	First lien senior secured loan	L +	5.75%	4/2027	6,025	5,926	6,025	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.75%	4/2026	74	69	74	—%
					80,069	79,353	79,972	4.3%
Consumer products

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L +	7.50%	5/2029	45,000	44,397	41,400	2.2%
Foundation Consumer Brands, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	2/2027	3,358	3,359	3,358	0.2%
Lignetics Investment Corp.(5)(7)(21)	First lien senior secured loan	L +	6.00%	11/2027	50,343	49,836	49,588	2.7%
Lignetics Investment Corp.(5)(12)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2023	6,373	6,312	6,277	0.3%
Lignetics Investment Corp.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	6.00%	10/2026	4,078	4,010	3,964	0.2%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(21)	First lien senior secured loan	SR +	5.25%	3/2029	749	736	723	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	3/2024	—	(1)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	3/2029	40	39	38	—%
					109,941	108,688	105,344	5.6%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(11)(21)	First lien senior secured loan	SR +	6.40%	10/2028	49,578	49,167	49,578	2.7%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(11)(21)	First lien senior secured loan	SR +	6.40%	10/2028	14,925	14,643	14,925	0.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	9/2027	—	(38)	—	—%
Fortis Solutions Group, LLC(5)(6)(21)	First lien senior secured loan	L +	5.50%	10/2028	31,398	30,878	30,691	1.7%
Fortis Solutions Group, LLC(5)(6)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	89	87	87	—%
Fortis Solutions Group, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.50%	10/2027	420	372	349	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	5/2028	645	639	645	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	249	247	249	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L +	6.75%	8/2029	30,000	30,000	29,700	1.6%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L +	7.75%	8/2029	2,500	2,500	2,494	0.1%
					129,821	128,511	128,735	6.9%
Distribution
ABB/Con-cise Optical Group LLC(5)(8)(21)	First lien senior secured loan	L +	7.50%	2/2028	897	885	876	—%
ABB/Con-cise Optical Group LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L +	7.50%	2/2028	90	88	90	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	11/2025	58,129	57,656	58,129	3.1%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2024	—	(16)	—	—%
					59,116	58,613	59,095	3.1%
Education
Pluralsight, LLC(5)(7)(21)	First lien senior secured loan	L +	8.00%	4/2027	20,640	20,488	20,331	1.1%
Pluralsight, LLC(5)(7)(16)(21)	First lien senior secured revolving loan	L +	8.00%	4/2027	647	638	628	—%
					21,287	21,126	20,959	1.1%
Financial services
Adenza Group, Inc.(5)(6)(21)	First lien senior secured loan	L +	5.75%	12/2027	45,411	45,003	44,957	2.4%
Adenza Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	7/2023	—	(7)	—	—%
Adenza Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(29)	(40)	—%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L +	7.00% PIK	9/2024	89,019	89,628	88,796	4.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L +	5.75%	9/2025	8,452	8,400	8,388	0.5%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	1,994	1,970	1,979	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2025	—	(5)	(4)	—%
Smarsh Inc.(5)(12)(21)	First lien senior secured loan	SR +	6.50%	2/2029	762	755	758	—%
Smarsh Inc.(5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	95	94	95	—%
Smarsh Inc.(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	2/2029	2	1	1	—%
					145,735	145,810	144,930	7.8%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(7)(21)	Second lien senior secured loan	L +	7.00%	9/2029	6,000	5,957	5,940	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	5/2027	35,051	34,735	34,876	1.9%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	5/2023	—	(13)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.50%	5/2027	—	(38)	(22)	—%
CFS Brands, LLC(5)(7)(21)	First lien senior secured loan	L +	3.00%	3/2025	2,209	2,156	2,088	0.1%
Hissho Sushi Merger Sub LLC(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2028	899	891	899	—%
Hissho Sushi Merger Sub LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	5	4	5	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	3/2027	37,000	36,426	36,354	2.0%
KBP Brands, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.00% (0.50% PIK)	5/2027	285	282	280	—%
KBP Brands, LLC(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.00% (0.50% PIK)	12/2023	649	643	638	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(21)	First lien senior secured loan	L +	7.00%	9/2026	10,034	9,938	8,554	0.5%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(21)	First lien senior secured revolving loan	L +	7.00%	9/2025	735	730	627	—%
Shearer's Foods, LLC(5)(6)(21)	Second lien senior secured loan	L +	7.75%	9/2028	24,000	23,818	23,940	1.3%
Ultimate Baked Goods Midco, LLC(5)(10)(21)	First lien senior secured loan	SR +	6.50%	8/2027	16,294	15,978	15,968	0.9%
Ultimate Baked Goods Midco, LLC(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	8/2027	250	214	210	—%
					133,411	131,721	130,357	7.0%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(5)(11)(21)	Second lien senior secured loan	SR +	6.50%	2/2030	1,000	982	968	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	2/2029	848	833	835	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group) (5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	2,978	2,888	2,933	0.2%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	L +	3.00%	10/2026	—	(30)	(78)	—%
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L +	7.00%	12/2029	54,269	53,184	51,691	2.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(19)(21)	First lien senior secured loan	SR +	6.75%	1/2028	37,931	37,459	37,362	2.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR +	6.75%	1/2026	—	(31)	(40)	—%
Rhea Parent, Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	768	755	756	—%
					97,794	96,040	94,427	5.1%
Healthcare providers and services
Covetrus Inc.(5)(11)(21)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,507	24,563	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)(21)	First lien senior secured loan	L +	5.50%	3/2025	2,492	2,492	2,467	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)(21)	First lien senior secured loan	L +	9.50% PIK	9/2028	27,092	26,649	26,482	1.4%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(11)(21)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	4/2026	17,761	17,550	17,318	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	7.00%	4/2026	1,327	1,306	1,288	0.1%
Natural Partners, LLC(5)(11)(19)(21)	First lien senior secured loan	SR +	6.00%	11/2027	2,305	2,266	2,276	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(3)	(2)	—%
OB Hospitalist Group, Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.50%	9/2027	52,187	51,363	51,534	2.8%
OB Hospitalist Group, Inc.(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	9/2027	2,649	2,547	2,563	0.1%
Pacific BidCo Inc. (5)(11)(19)(21)	First lien senior secured loan	SR +	5.75%	8/2029	10,308	10,068	10,153	0.6%
Pacific BidCo Inc. (5)(16)(17)(19)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2025	—	(13)	(3)	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(21)	Second lien senior secured loan	L +	6.50%	11/2029	85,000	84,260	84,150	4.6%
Plasma Buyer LLC (dba Pathgroup)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2029	677	665	667	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(2)	(1)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	—	(1)	(1)	—%
PPV Intermediate Holdings, LLC (5)(10)(21)	First lien senior secured loan	SR +	5.75%	8/2029	26,836	26,351	26,500	1.4%
PPV Intermediate Holdings, LLC (5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	—	(29)	(3)	—%
PPV Intermediate Holdings, LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2029	—	(37)	(25)	—%
Quva Pharma, Inc.(5)(7)(21)	First lien senior secured loan	L +	5.50%	4/2028	11,641	11,372	11,466	0.6%
Quva Pharma, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.50%	4/2026	780	759	762	—%
TC Holdings, LLC (dba TrialCard)(5)(12)(21)	First lien senior secured loan	SR +	5.00%	4/2027	2,215	2,197	2,215	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2027	—	(2)	—	—%
Tivity Health, Inc(5)(11)(21)	First lien senior secured loan	SR +	6.00%	6/2029	995	972	988	0.1%
Unified Women's Healthcare, LP(5)(10)(21)	First lien senior secured loan	SR +	5.25%	6/2029	894	888	894	—%
Unified Women's Healthcare, LP(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.25%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(5)(11)(19)(21)	First lien senior secured loan	SR +	5.50%	3/2028	990	969	973	0.1%
					271,149	267,093	267,224	14.3%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(21)	First lien senior secured loan	L +	5.75%	8/2028	53,631	52,932	52,559	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(58)	(117)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.75%	8/2026	1,255	1,188	1,142	0.1%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	394	433	389	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	2,061	2,261	2,040	0.1%
Engage Debtco Limited (5)(10)(19)(21)	First lien senior secured loan	SR +	5.75%	7/2029	1,000	978	985	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(21)	First lien senior secured loan	SR +	6.00%	10/2028	20,764	20,417	20,349	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2027	167	142	134	—%
Imprivata, Inc.(5)(10)(21)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	867	—%
Intelerad Medical Systems Incorporated(5)(11)(19)(21)	First lien senior secured loan	SR +	6.50%	8/2026	44,507	44,086	43,951	2.4%
Intelerad Medical Systems Incorporated(5)(11)(19)(21)	First lien senior secured revolving loan	SR +	6.50%	8/2026	1,698	1,698	1,677	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(21)	First lien senior secured loan	SR +	7.00%	12/2026	4,735	4,710	4,699	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(16)(18)(21)	First lien senior secured revolving loan	SR +	7.00%	12/2024	113	110	110	—%
Ocala Bidco, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	52,321	51,259	51,274	2.8%
Ocala Bidco, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(54)	(40)	—%
Ocala Bidco, Inc.(5)(7)(21)	Second lien senior secured loan	L +	10.50% PIK	11/2033	28,240	27,784	27,887	1.5%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured loan	SR +	4.50%	4/2025	11,900	11,739	11,752	0.6%
RL Datix Holdings (USA), Inc.(5)(12)(16)(19)(21)	First lien senior secured revolving loan	SR +	4.50%	10/2024	1,759	1,717	1,721	0.1%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	5,000	4,920	4,950	0.3%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	1,167	1,146	1,155	0.1%
					231,594	228,282	227,484	12.4%
Household products
Aptive Environmental, LLC(21)(25)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,103	2,644	2,871	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(10)(21)	Unsecured facility	SR +	10.75%PIK	4/2032	1,697	1,654	1,684	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	4/2029	5,204	5,110	5,178	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	806	775	802	—%
Mario Purchaser, LLC (dba Len the Plumber)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	4/2028	—	(9)	(3)	—%
Simplisafe Holding Corporation(5)(10)(21)	First lien senior secured loan	SR +	6.25%	5/2028	2,047	2,011	2,032	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Simplisafe Holding Corporation(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	—	(2)	—	—%
					12,857	12,183	12,564	0.7%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.50%	10/2029	44,583	44,006	42,800	2.3%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(21)	First lien senior secured loan	L +	6.00%	9/2028	68,537	67,407	68,023	3.7%
IG Investments Holdings, LLC (dba Insight Global)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	9/2027	—	(81)	(41)	—%
					113,120	111,332	110,782	6.0%
Infrastructure and environmental services
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	3/2028	680	668	672	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	3/2028	19	17	17	—%
					699	685	689	—%
Insurance
Alera Group, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.00%	10/2028	88,659	87,018	88,437	4.9%
AmeriLife Holdings LLC (5)(12)(21)	First lien senior secured loan	SR +	5.75%	8/2029	7,255	7,118	7,182	0.4%
AmeriLife Holdings LLC (5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	1,209	1,181	1,197	0.1%
AmeriLife Holdings LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2028	—	(16)	(9)	—%
Ardonagh Midco 2 Plc(19)(21)(25)	Unsecured notes		11.50%	1/2027	256	255	234	—%
Ardonagh Midco 3 Plc(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	2,304	2,307	2,304	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR term loan	E +	7.25%	7/2026	213	216	213	—%
Ardonagh Midco 3 Plc(5)(19)	First lien senior secured USD term loan	SR +	6.00%	7/2026	576	568	573	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Ardonagh Midco 3 Plc(5)(15)(18)(19)(21)	First lien senior secured GBP delayed draw term loan	E +	6.00%	7/2026	217	237	215	—%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR delayed draw term loan	E +	6.75%	7/2026	13,907	12,462	13,872	0.8%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L +	5.25%	1/2028	5,000	5,000	4,145	0.2%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L +	5.25%	1/2029	15,000	14,877	12,330	0.7%
Brightway Holdings, LLC(5)(10)(21)	First lien senior secured loan	SR +	6.50%	12/2027	17,716	17,533	17,361	0.9%
Brightway Holdings, LLC(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	12/2027	632	611	589	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	4/2028	29,431	29,104	29,136	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	4/2027	—	(22)	(22)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(6)(21)	First lien senior secured loan	L +	9.50% PIK	7/2028	14,530	14,326	14,421	0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(21)	First lien senior secured loan	L +	6.00%	11/2028	33,894	33,612	33,894	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(12)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan		9.00% PIK	10/2031	36,498	33,712	33,213	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	8/2028	36,067	35,479	35,436	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2023	—	(80)	(77)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P +	4.50%	8/2027	1,651	1,575	1,561	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	7/2027	14,866	14,639	14,681	0.8%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.50%	7/2027	—	(16)	(14)	—%
					319,881	311,684	310,872	16.9%
Internet software and services
Anaplan, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.50%	6/2029	27,016	26,768	27,016	1.5%
Anaplan, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	6/2028	—	(17)	—	—%
Avalara, Inc.(5)(11)(21)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,886	27,068	1.5%
Avalara, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(38)	(20)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(21)	First lien senior secured loan	L +	7.75% PIK	10/2028	22,076	21,715	21,744	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.75%	10/2027	319	292	295	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(19)(21)	First lien senior secured loan	L +	7.00%	9/2026	40,000	39,603	39,900	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(21)	First lien senior secured loan	SR +	8.00% (8.00% PIK)	12/2026	10,262	10,186	10,262	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(15)	—	—%
CivicPlus, LLC(5)(7)(21)	First lien senior secured loan	L +	6.75% (2.50% PIK)	8/2027	15,493	15,370	15,493	0.8%
CivicPlus, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.25%	8/2027	—	(8)	—	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(12)(21)	Unsecured notes	SR +	11.75% PIK	6/2034	6,908	6,728	6,873	0.4%
Coupa Holdings, LLC(5)(10)(21)	First lien senior secured loan	SR +	7.50%	2/2030	785	766	766	—%
Coupa Holdings, LLC(5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.50%	2/2029	—	(1)	(1)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(21)	First lien senior secured loan	L +	5.25%	11/2027	19,350	19,194	19,350	1.0%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(15)	—	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.50% (9.50% PIK)	8/2026	44,856	44,490	44,856	2.5%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.00% (9.00% PIK)	8/2026	8,885	8,816	8,863	0.5%
Forescout Technologies, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	8.00%	7/2024	—	(40)	—	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured revolving loan	L +	8.50%	8/2025	2,288	2,269	2,288	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2027	8,241	8,083	7,768	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	1,854	1,812	1,709	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.50%	8/2027	793	777	742	—%
Granicus, Inc.(5)(6)(21)	First lien senior secured loan	L +	5.50%	1/2027	13,392	13,171	13,124	0.7%
Granicus, Inc.(5)(6)(21)	First lien senior secured delayed draw term loan	L +	6.00%	1/2027	2,522	2,486	2,472	0.1%
Granicus, Inc.(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.50%	1/2027	624	605	600	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2026	8,971	8,938	8,949	0.5%
Hyland Software, Inc.(5)(6)(20)(21)	Second lien senior secured loan	L +	6.25%	7/2025	6,000	5,998	5,711	0.3%
MessageBird BidCo B.V.(5)(6)(19)(21)	First lien senior secured loan	L +	6.75%	5/2027	16,000	15,740	15,720	0.9%
Ministry Brands Holdings, LLC. (5)(11)(21)	First lien senior secured loan	SR +	5.50%	12/2028	10,400	10,221	10,192	0.6%
Ministry Brands Holdings, LLC. (5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	424	393	387	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC. (5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.50%	12/2027	252	236	232	—%
Proofpoint, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.25%	8/2029	7,500	7,468	7,050	0.4%
QAD Inc.(5)(6)(21)	First lien senior secured loan	L +	6.00%	11/2027	46,035	45,292	44,999	2.5%
QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(92)	(135)	—%
Sailpoint Technologies Holdings, Inc. (5)(10)(21)	First lien senior secured loan	SR +	6.25%	8/2029	22,820	22,369	22,535	1.2%
Sailpoint Technologies Holdings, Inc. (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	8/2028	—	(39)	(27)	—%
Securonix, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50%	4/2028	847	840	835	—%
Securonix, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	4/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(5)(6)(19)(21)	First lien senior secured loan	L +	6.00%	9/2028	83,721	83,028	82,674	4.6%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(47)	(78)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L +	5.75%	6/2028	35,734	35,451	35,377	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	2,188	2,169	2,166	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.75%	6/2027	1,347	1,332	1,326	0.1%
When I Work, Inc.(5)(7)(21)	First lien senior secured loan	L +	7.00% PIK	11/2027	23,828	23,649	23,411	1.3%
When I Work, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	416	385	343	—%
Zendesk, Inc.(5)(11)(21)	First lien senior secured loan	SR +	7.00% (3.50% PIK)	11/2028	23,428	22,868	23,018	1.2%
Zendesk, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	7.00%	11/2024	—	(83)	(44)	—%
Zendesk, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.00%	11/2028	—	(57)	(42)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					542,848	535,940	535,764	29.3%
Leisure and entertainment
Troon Golf, L.L.C.(5)(8)(21)	First lien senior secured loan	L +	5.75%	8/2027	69,882	69,613	69,882	3.8%
Troon Golf, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(18)	—	—%
					69,882	69,595	69,882	3.8%
Manufacturing
BCPE Watson (DE) ORML, LP (5)(12)(19)(21)(27)	First lien senior secured loan	SR +	6.50%	7/2028	5,000	4,955	4,963	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(21)	Second lien senior secured loan	L +	8.25%	12/2028	6,300	6,175	6,206	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(10)(21)	First lien senior secured loan	SR +	6.00%	7/2027	40,455	40,147	40,253	2.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	7/2027	6,965	6,839	6,948	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(10)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	7/2023	5,288	5,246	5,262	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	7/2027	500	474	482	—%
Sonny's Enterprises LLC(5)(11)(21)	First lien senior secured loan	SR +	6.75%	8/2026	48,832	48,261	48,832	2.6%
Sonny's Enterprises LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.75%	8/2025	—	(37)	—	—%
					113,340	112,060	112,946	6.2%
Professional services
Apex Group Treasury, LLC(5)(7)(19)(21)	Second lien senior secured loan	L +	6.75%	7/2029	11,618	11,452	11,269	0.6%
Apex Service Partners, LLC(5)(12)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2023	992	981	989	0.1%
Apex Service Partners, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	7/2025	25	24	25	—%
Apex Service Partners Intermediate 2, LLC (21)(25)	First lien senior secured loan		12.50% PIK	7/2027	21,776	21,328	21,504	1.2%
Guidehouse Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.25%	10/2028	43,909	43,544	43,690	2.5%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Relativity ODA LLC(5)(6)(21)	First lien senior secured loan	L +	7.50% PIK	5/2027	17,123	16,959	17,123	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.50%	5/2027	—	(15)	—	—%
					95,443	94,273	94,600	5.3%
Specialty retail
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured loan	SR +	6.50%	9/2027	7,766	7,625	7,669	0.4%
Ideal Image Development, LLC (5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	3/2024	—	(4)	—	—%
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured revolving loan	SR +	6.50%	9/2027	1,220	1,198	1,204	0.1%
Milan Laser Holdings LLC(5)(10)(21)	First lien senior secured loan	SR +	5.00%	4/2027	40,745	40,451	40,745	2.2%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2026	—	(22)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(21)	First lien senior secured loan	SR +	6.75%	11/2027	60,154	59,416	59,402	3.2%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,242	5,140	5,177	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.75%	5/2027	1,056	997	990	0.1%
The Shade Store, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.00%	10/2027	58,352	57,771	56,163	3.0%
The Shade Store, LLC (5)(11)(21)	First lien senior secured loan	SR +	7.00%	10/2027	9,239	8,988	8,985	0.5%
The Shade Store, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2026	4,136	4,084	3,915	0.2%
					187,910	185,644	184,250	10.0%
Telecommunications
Park Place Technologies, LLC(5)(10)(20)(21)	First lien senior secured loan	SR +	5.00%	11/2027	7,350	7,140	7,032	0.4%
					7,350	7,140	7,032	0.4%
Transportation
Motus Group, LLC(5)(6)(21)	Second lien senior secured loan	L +	6.50%	12/2029	10,000	9,912	9,825	0.5%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					10,000	9,912	9,825	0.5%
Total non-controlled/non-affiliated portfolio company debt investments					3,272,358	3,231,603	3,223,100	174.6%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)	LP Interest		N/A	N/A	33,061	33,108	33,956	1.8%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	36,003	35,872	1.9%
						69,111	69,828	3.7%
Buildings and real estate
Associations Finance, Inc.(21)(23)(25)	Preferred Stock		12.00% PIK	N/A	25,000,000	26,043	26,412	1.4%
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Class A-2 Common Units		N/A	N/A	431,889	368	367	—%
Dodge Construction Network Holdings, L.P. (5)(12)(21)(23)	Series A Preferred Units	SR +	8.25%	N/A	—	9	9	—%
						26,420	26,788	1.4%
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units		N/A	N/A	413,725	4,215	5,325	0.3%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units		N/A	N/A	450	452	473	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(23)(25)	Perpetual Preferred Stock		11.75% PIK	N/A	6,000	6,233	6,356	0.3%
						10,900	12,154	0.6%
Consumer products
ASP Conair Holdings LP(21)(23)(24)	Class A Units		N/A	N/A	12,857	1,286	1,153	0.1%
						1,286	1,153	0.1%
Financial services
Amergin Asset Management, LLC (19)(21)(23)(24)	Class A Units		N/A	N/A	50,000,000	—	—	—%
						—	—	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Food and beverage
Hissho Sushi Holdings, LLC (21)(23)(24)	Class A Units	N/A	N/A	7,502	75	83	—%
					75	83	—%
Healthcare equipment and services
KPCI Holdings, LP(21)(23)(24)	Class A Units	N/A	N/A	6,169	6,701	7,273	0.5%
Maia Aggregator, LP(21)(23)(24)	Class A-2 Units	N/A	N/A	112,360	112	119	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(25)	Class A Units	8.00% PIK	N/A	1,653	1,942	1,942	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(24)	Class B Units	N/A	N/A	22,767	44	258	—%
Rhea Acquisition Holdings, LP(21)(23)(24)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					8,918	9,711	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(21)(23)(24)	Class A Interests	N/A	N/A	3,017	3,017	2,802	0.2%
					3,017	2,802	0.2%
Healthcare technology
Minerva Holdco, Inc.(21)(23)(25)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,221	2,065	0.1%
					2,221	2,065	0.1%
Household products
Evology LLC(21)(23)(24)	Class B Units	N/A	N/A	113	540	744	—%
					540	744	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (23)(25)	Series A Preferred Stock	10.50% PIK	N/A	12,750	14,170	13,076	0.8%
					14,170	13,076	0.8%
Insurance
Accelerate Topco Holdings, LLC (23)(24)	Common Units	N/A	N/A	5,129	142	142	—%
Evolution Parent, LP (dba SIAA)(21)(23)(24)	LP Interest	N/A	N/A	8,919	892	924	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(21)(23)(24)	LP Interest	N/A	N/A	421	426	408	—%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Units	N/A	N/A	3,770,772	9,563	17,218	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(21)(23)(25)	Series A Preferred Units	15.00% PIK	N/A	2,386	1,173	1,174	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Unit Warrants	N/A	N/A	335,816	1,146	1,146	—%
					13,342	21,012	1.1%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(21)(23)(24)	Class A Common Stock	N/A	N/A	57,000	5,700	5,134	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(21)(23)(24)	Common Units	N/A	N/A	1,729,439	1,729	1,701	0.1%
Elliott Alto Co-Investor Aggregator L.P. (19)(23)(24)	LP Interest	N/A	N/A	2,873,134	2,882	2,873	0.2%
Project Hotel California Co-Invest Fund, L.P. (19)(23)(24)	LP Interest	N/A	N/A	1,342,354	1,343	1,342	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (19)(21)(23)(24)	LP Interest	N/A	N/A	470,219	470	470	—%
MessageBird Holding B.V.(19)(21)(23)(24)	Extended Series C Warrants	N/A	N/A	25,540	157	21	—%
Picard Holdco, Inc.(5)(11)(23)	Series A Preferred Stock	12.00% PIK	N/A	23,344	24,625	24,650	1.3%
Project Alpine Co-Invest Fund, LP (19)(21)(23)(24)	LP Interest	N/A	N/A	2,000,000	2,001	2,000	0.1%
Thunder Topco L.P. (dba Vector Solutions)(21)(23)(24)	Common Units	N/A	N/A	2,138,653	2,139	2,190	0.1%
WMC Bidco, Inc. (dba West Monroe)(21)(23)(25)	Senior Preferred Stock	11.25% PIK	N/A	33,385	37,137	35,807	1.9%
Zoro TopCo, Inc.(23)(25)	Series A Preferred Stock	12.50% PIK	N/A	3,225	3,259	3,286	0.2%
Zoro TopCo, LP(23)(24)	Class A Common Units	N/A	N/A	268,735	2,687	2,687	0.2%
					84,129	82,161	4.5%
Manufacturing

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest		N/A	N/A	7,000	700	829	—%
						700	829	—%
Total non-controlled/non-affiliated portfolio company equity investments						$234,829	$242,406	13.1%
Total non-controlled/non-affiliated portfolio company investments						$3,466,432	$3,465,506	187.7%
Non-controlled/affiliated portfolio company investments
Debt Investments
Household products
Walker Edison Furniture Company LLC(5)(10)(21)(28)(29)	First lien senior secured loan	SR +	6.75% PIK	3/2027	6,263	6,125	6,139	0.3%
Walker Edison Furniture Company LLC(5)(16)(18)(21)(28)(29)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	3/2027	—	—	—	—%
Walker Edison Furniture Company LLC(5)(10)(21)(28)(29)	First lien senior secured revolving loan	SR +	6.25% PIK	3/2027	3,347	3,333	3,347	0.2%
					9,610	9,458	9,486	0.5%
Total non-controlled/affiliated portfolio company debt investments					9,610	9,458	9,486	0.5%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest		N/A	N/A	361,333	362	361	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest		N/A	N/A	666,707	668	667	—%
						1,030	1,028	—%
Household products
Walker Edison Holdco LLC(21)(23)(24)(29)	Common Units		N/A	N/A	72,917	7,046	7,046	0.5%
						7,046	7,046	0.5%
Insurance

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Fifth Season Investments LLC(23)(24)(27)(29)	Class A Units	N/A	N/A	8	26,582	26,582	1.4%
					26,582	26,582	1.4%
Pharmaceuticals
LSI Financing 1 DAC(19)(21)(23)(24)(29)	Preferred Equity	N/A	N/A	13,789,488	13,823	13,789	0.8%
					13,823	13,789	0.8%
Total non-controlled/affiliated portfolio company equity investments					$48,481	$48,445	2.7%
Total non-controlled/affiliated portfolio company investments					$57,939	$57,931	3.2%
Total Investments					$3,524,371	$3,523,437	190.9%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of March 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $0.1 million based on a tax cost basis of $3.5 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $27.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $27.3 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(9)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(13)The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2023 was 3.34%.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $290.9 million or 15.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
Zoro TopCo, LP	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
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
(27)Investment is not pledged as collateral for the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II.
(28)Loan was on non-accrual status as of March 31, 2023.
(29)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended March 31, 2023, were as follows:

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2023	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$673	$(6)	$—	$—	$667	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	262	99	—	—	—	361	—	—
Fifth Season Investments LLC	25,110	1,472	—	—	—	26,582	—	—
LSI Financing 1 DAC	4,012	9,777	—	—	—	13,789	—	—
Walker Edison Furniture Company LLC	—	16,506	—	26	—	16,532	—	—
Total	$29,384	$28,527	$(6)	$26	$—	$57,931	$—	$—
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

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2028	$83,531	$82,121	$83,531	4.6%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.50%	8/2027	—	(116)	—	—%
The NPD Group, L.P. (5)(10)(21)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	23,717	23,252	23,243	1.3%
The NPD Group, L.P. (5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	12/2027	181	153	151	—%
					107,429	105,410	106,925	5.9%
Aerospace and defense
Peraton Corp.(5)(6)(20)(21)	Second lien senior secured loan	L +	7.75%	2/2029	14,562	14,381	13,798	0.8%
					14,562	14,381	13,798	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(13)(21)	Unsecured facility	SA +	6.00% PIK	8/2025	19,290	21,161	19,291	1.1%
Hg Genesis 9 Sumoco Limited(5)(14)(21)	Unsecured facility	E +	7.00% PIK	3/2027	1,015	1,042	1,016	0.1%
Hg Saturn LuchaCo Limited(5)(13)(21)	Unsecured facility	SA +	7.50% PIK	3/2026	22,776	25,734	22,492	1.2%
					43,081	47,937	42,799	2.4%
Buildings and real estate
Associations, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	82,377	81,466	82,172	4.5%
Associations, Inc.(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	24	21	25	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	7/2027	—	(53)	(13)	—%
RealPage, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.50%	4/2029	6,500	6,419	6,223	0.3%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					88,901	87,853	88,407	4.8%
Automotive
Spotless Brands, LLC (5)(11)(21)	First lien senior secured loan	SR +	6.50%	7/2028	40,868	40,101	40,051	2.3%
Spotless Brands, LLC (5)(11)(18)(21)	First lien senior secured delayed draw term loan A	SR +	6.50%	7/2023	4,436	4,351	4,348	0.2%
Spotless Brands, LLC (5)(11)(18)(21)	First lien senior secured delayed draw term loan B	SR +	6.50%	7/2023	3,288	3,226	3,222	0.2%
Spotless Brands, LLC (5)(11)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	7/2028	—	(24)	(26)	—%
					48,592	47,654	47,595	2.7%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured loan	L +	5.75%	9/2028	51,741	51,317	51,224	2.8%
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	9/2023	16,687	16,496	16,520	0.9%
Denali Buyerco, LLC (dba Summit Companies)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(48)	(61)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(21)	First lien senior secured loan	L +	5.50%	9/2028	47,348	46,545	46,874	2.6%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	—	(78)	—	—%
Entertainment Benefits Group, LLC(5)(10)(21)	First lien senior secured loan	SR +	4.75%	5/2028	862	855	862	—%
Entertainment Benefits Group, LLC(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	4.75%	4/2027	89	88	89	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.75% PIK	7/2027	5,512	5,442	5,429	0.3%
Gainsight, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.25%	7/2027	—	(12)	(13)	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L +	6.50%	12/2026	36,348	35,961	36,257	2.0%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(21)	First lien senior secured loan	L +	5.50%	12/2026	400	397	393	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	1,888	1,872	1,842	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(8)(16)(21)	First lien senior secured revolving loan	L +	6.50%	12/2026	458	416	448	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes		0.48% PIK	12/2029	1,060	1,060	1,060	—%
Kaseya Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	6/2029	8,028	7,876	7,948	0.4%
Kaseya Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	6/2024	—	(4)	—	—%
Kaseya Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	6/2029	—	(9)	(5)	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(6)(21)	First lien senior secured loan	L +	5.50%	10/2028	35,449	34,838	34,563	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(5)(9)(21)	First lien senior secured delayed draw term loan	P +	4.50%	10/2028	4,077	4,008	3,975	0.2%
					209,947	207,020	207,405	11.2%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(6)(21)	Second lien senior secured loan	L +	7.75%	11/2028	6,500	6,423	6,403	0.4%
Gaylord Chemical Company, L.L.C.(5)(7)(21)	First lien senior secured loan	L +	6.50%	3/2027	70,257	69,699	70,257	3.9%
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.50%	3/2026	—	(27)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(8)(21)	First lien senior secured loan	L +	5.75%	4/2027	6,040	5,937	6,040	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.75%	4/2026	74	68	74	—%
					82,871	82,100	82,774	4.6%
Consumer products
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L +	7.50%	5/2029	45,000	44,381	40,950	2.3%
Foundation Consumer Brands, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	2/2027	3,456	3,457	3,448	0.2%
Lignetics Investment Corp.(5)(7)(21)	First lien senior secured loan	L +	6.00%	10/2026	50,471	49,941	49,461	2.7%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	6.00%	11/2023	—	(64)	(127)	—%
Lignetics Investment Corp.(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.00%	11/2026	4,588	4,515	4,435	0.2%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(21)	First lien senior secured loan	SR +	5.25%	3/2029	751	737	728	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	3/2024	—	(2)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	3/2029	25	23	22	—%
					104,291	102,988	98,913	5.4%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	10/2028	49,704	49,278	49,330	2.7%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	9/2028	14,963	14,671	14,849	0.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	9/2027	—	(40)	(39)	—%
Fortis Solutions Group, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	10/2028	31,477	30,938	30,611	1.7%
Fortis Solutions Group, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	—	(2)	(3)	—%
Fortis Solutions Group, LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L +	5.50%	10/2027	420	370	332	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2028	647	641	646	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	17	16	16	—%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L +	6.75%	8/2029	30,000	30,000	29,625	1.6%
Pregis Topco LLC(5)(6)(21)	Second lien senior secured loan	L +	7.75%	8/2029	2,500	2,500	2,488	0.1%
					129,728	128,372	127,855	6.9%
Distribution

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
ABB/Con-cise Optical Group LLC(5)(8)(21)	First lien senior secured loan	L +	7.50%	2/2028	899	887	897	—%
ABB/Con-cise Optical Group LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L +	7.50%	2/2028	90	88	89	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	11/2025	58,277	57,765	58,132	3.2%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2024	—	(18)	(6)	—%
					59,266	58,722	59,112	3.2%
Education
Pluralsight, LLC(5)(7)(21)	First lien senior secured loan	L +	8.00%	4/2027	20,640	20,450	20,331	1.1%
Pluralsight, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L +	8.00%	4/2027	647	634	628	—%
					21,287	21,084	20,959	1.1%
Financial services
AxiomSL Group, Inc.(5)(6)(21)	First lien senior secured loan	L +	5.75%	12/2027	45,527	45,101	44,843	2.5%
AxiomSL Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	7/2023	—	(7)	(9)	—%
AxiomSL Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(31)	(60)	—%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L +	7.00% PIK	9/2024	89,019	89,530	86,793	4.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L +	5.75%	9/2025	8,472	8,412	8,369	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	1,999	1,972	1,969	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2025	—	(6)	(7)	—%
Smarsh Inc.(5)(12)(21)	First lien senior secured loan	SR +	6.50%	2/2029	762	755	754	—%
Smarsh Inc.(5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	95	93	94	—%
Smarsh Inc.(5)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	2/2029	—	—	—	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
					145,874	145,819	142,746	7.9%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(7)(21)	Second lien senior secured loan	L +	7.00%	9/2029	6,000	5,956	5,940	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(21)	First lien senior secured loan	L +	5.50%	5/2027	35,141	34,808	34,877	1.9%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	5/2023	—	(14)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.50%	5/2027	—	(41)	(33)	—%
CFS Brands, LLC(5)(8)(21)	First lien senior secured loan	L +	3.00%	3/2025	2,215	2,155	2,093	0.1%
Hissho Sushi Merger Sub LLC(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2028	901	893	899	—%
Hissho Sushi Merger Sub LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	14	13	14	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	3/2027	37,000	36,392	36,260	2.0%
KBP Brands, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.00% (0.50% PIK)	5/2027	285	282	279	—%
KBP Brands, LLC(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.00% (0.50% PIK)	12/2023	648	641	633	—%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured loan	L +	7.00%	9/2026	10,107	10,005	9,196	0.5%
Nutraceutical International Corporation(5)(6)(21)	First lien senior secured revolving loan	L +	7.00%	9/2025	735	729	669	—%
Shearer's Foods, LLC(5)(6)(21)	Second lien senior secured loan	L +	7.75%	9/2028	28,800	28,574	28,656	1.6%
Ultimate Baked Goods Midco, LLC(5)(6)(21)	First lien senior secured loan	L +	6.50%	8/2027	16,335	16,004	15,845	0.9%
Ultimate Baked Goods Midco, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.50%	8/2027	525	487	465	—%
					138,706	136,884	135,793	7.3%
Healthcare equipment and services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Confluent Medical Technologies, Inc.(5)(11)(21)	Second lien senior secured loan	SR +	6.50%	2/2030	1,000	982	948	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(21)	First lien senior secured loan	L +	5.75%	2/2029	850	834	831	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group) (5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	2,985	2,893	2,918	0.2%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	P +	2.25%	10/2026	—	(32)	(125)	—%
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L +	7.00%	12/2029	54,269	53,157	51,284	2.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(19)(21)	First lien senior secured loan	SR +	6.75%	1/2028	38,028	37,534	37,551	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(16)(19)(21)	First lien senior secured revolving loan	SR +	6.75%	1/2026	569	535	536	—%
Rhea Parent, Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	770	756	753	—%
					98,471	96,659	94,696	5.2%
Healthcare providers and services
Covetrus Inc.(5)(11)(21)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,498	24,490	1.4%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)(21)	First lien senior secured loan	L +	5.50%	3/2025	2,495	2,495	2,470	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)(21)	First lien senior secured loan	L +	9.50%	9/2028	26,145	25,690	25,557	1.4%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(21)	First lien senior secured loan	L +	8.00% (3.00% PIK)	10/2025	17,672	17,496	17,230	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	7.00%	10/2025	1,532	1,509	1,493	0.1%
Natural Partners, LLC(5)(8)(19)(21)	First lien senior secured loan	L +	6.00%	11/2027	2,311	2,270	2,265	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(3)	(3)	—%
OB Hospitalist Group, Inc.(5)(7)(21)	First lien senior secured loan	L +	5.50%	9/2027	52,452	51,588	51,796	2.9%
OB Hospitalist Group, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.50%	9/2027	2,375	2,267	2,289	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Pacific BidCo Inc. (5)(11)(19)(21)	First lien senior secured loan	SR +	5.75%	8/2029	10,308	10,061	10,076	0.6%
Pacific BidCo Inc. (5)(16)(17)(19)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	8/2025	—	(14)	(11)	—%
Parexel International, Inc. (dba Parexel)(5)(6)(21)	Second lien senior secured loan	L +	6.50%	11/2029	85,000	84,241	83,300	4.6%
Plasma Buyer LLC (dba Pathgroup)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	5/2029	679	666	667	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(2)	(1)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	—	(1)	(1)	—%
PPV Intermediate Holdings, LLC (5)(11)(21)	First lien senior secured loan	SR +	5.75%	8/2029	24,689	24,243	24,195	1.3%
PPV Intermediate Holdings, LLC (5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	—	(61)	(33)	—%
PPV Intermediate Holdings, LLC (5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2029	544	505	504	—%
Quva Pharma, Inc.(5)(7)(21)	First lien senior secured loan	L +	5.50%	4/2028	11,670	11,391	11,437	0.6%
Quva Pharma, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.50%	4/2026	567	544	544	—%
TC Holdings, LLC (dba TrialCard)(5)(11)(21)	First lien senior secured loan	SR +	5.00%	4/2027	2,221	2,202	2,215	0.1%
TC Holdings, LLC (dba TrialCard)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2027	—	(2)	(1)	—%
Tivity Health, Inc(5)(11)(21)	First lien senior secured loan	SR +	6.00%	6/2029	998	974	983	0.1%
Unified Women's Healthcare, LP(5)(10)(21)	First lien senior secured loan	SR +	5.25%	6/2029	878	872	878	—%
Unified Women's Healthcare, LP(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.50%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(5)(11)(19)(21)	First lien senior secured loan	SR +	5.50%	3/2028	993	970	968	0.1%
					268,529	264,398	263,307	14.4%
Healthcare technology

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(21)	First lien senior secured loan	L +	5.75%	8/2028	53,767	53,042	52,557	2.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(60)	(150)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(71)	(127)	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	383	432	377	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	2,005	2,257	1,974	0.1%
Engage Debtco Limited (5)(11)(19)(21)	First lien senior secured loan	SR +	5.75%	7/2029	1,000	976	978	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(21)	First lien senior secured loan	SR +	6.00%	10/2028	20,817	20,457	20,296	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2027	167	140	125	—%
Imprivata, Inc.(5)(10)(21)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	860	—%
Intelerad Medical Systems Incorporated(5)(11)(19)(21)	First lien senior secured loan	SR +	6.50%	8/2026	44,620	44,173	44,397	2.4%
Intelerad Medical Systems Incorporated(5)(10)(19)(21)	First lien senior secured revolving loan	SR +	6.50%	8/2026	1,698	1,698	1,690	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(21)	First lien senior secured loan	SR +	7.00%	12/2026	4,747	4,721	4,711	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(16)(18)(21)	First lien senior secured revolving loan	L +	7.00%	12/2024	109	108	107	—%
Ocala Bidco, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	51,959	50,861	50,660	2.8%
Ocala Bidco, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(57)	(67)	—%
Ocala Bidco, Inc.(5)(7)(21)	Second lien senior secured loan	L +	10.50% PIK	11/2033	27,162	26,702	26,755	1.5%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured loan	SR +	4.50%	4/2025	11,900	11,720	11,692	0.6%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured revolving loan	SR +	4.50%	10/2024	3,000	2,953	2,948	0.2%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	5,000	4,916	4,925	0.3%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	1,167	1,145	1,145	0.1%
					230,383	226,987	225,853	12.5%
Household products
Aptive Environmental, LLC(21)(25)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,057	2,564	2,751	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(10)(21)	Unsecured facility	SR +	10.75% PIK	4/2032	1,632	1,589	1,608	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	4/2029	5,217	5,120	5,164	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	808	776	800	—%
Mario Purchaser, LLC (dba Len the Plumber)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	4/2028	—	(10)	(6)	—%
Simplisafe Holding Corporation(5)(10)(21)	First lien senior secured loan	SR +	6.25%	5/2028	2,047	2,010	2,022	0.1%
Simplisafe Holding Corporation(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	—	(2)	(1)	—%
Walker Edison Furniture Company LLC(5)(7)(21)(28)	First lien senior secured loan	L +	8.75% (3.00% PIK)	3/2027	25,561	24,669	13,036	0.7%
					38,322	36,716	25,374	1.4%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.50%	10/2029	44,583	43,991	42,800	2.4%
IG Investments Holdings, LLC (dba Insight Global)(5)(6)(21)	First lien senior secured loan	L +	6.00%	9/2028	68,711	67,540	67,852	3.7%
IG Investments Holdings, LLC (dba Insight Global)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.00%	9/2027	2,168	2,082	2,100	0.1%
					115,462	113,613	112,752	6.2%
Infrastructure and environmental services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(12)(21)	First lien senior secured loan	SR +	5.75%	3/2028	682	670	668	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	3/2028	20	18	18	—%
					702	688	686	—%
Insurance
Alera Group, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.00%	10/2028	88,884	87,180	88,217	5.0%
AmeriLife Holdings LLC (5)(11)(21)	First lien senior secured loan	SR +	5.75%	8/2029	7,273	7,132	7,145	0.4%
AmeriLife Holdings LLC (5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	1,212	1,183	1,186	0.1%
AmeriLife Holdings LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2028	—	(17)	(16)	—%
Ardonagh Midco 2 Plc(19)(20)(21)(25)	Unsecured notes		11.50%	1/2027	241	239	228	—%
Ardonagh Midco 3 Plc(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	7.00%	7/2026	2,242	2,304	2,242	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR term loan	E +	7.00%	7/2026	210	216	209	—%
Ardonagh Midco 3 Plc(5)(8)(19)(21)	First lien senior secured USD term loan	L +	5.75%	7/2026	576	567	572	—%
Ardonagh Midco 3 Plc(5)(14)(18)(19)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.75%	8/2023	211	237	210	—%
Ardonagh Midco 3 Plc(5)(14)(19)(21)	First lien senior secured EUR delayed draw term loan	E +	6.50%	7/2026	13,661	12,439	13,627	0.8%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L +	5.25%	1/2028	5,000	5,000	3,875	0.2%
Asurion, LLC(5)(6)(20)(21)	Second lien senior secured loan	L +	5.25%	1/2029	15,000	14,874	11,594	0.6%
Brightway Holdings, LLC(5)(6)(21)	First lien senior secured loan	L +	6.50%	12/2027	17,761	17,570	17,405	1.0%
Brightway Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.50%	12/2027	—	(22)	(42)	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	4/2028	29,505	29,166	29,063	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	4/2027	—	(23)	(33)	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(8)(21)	First lien senior secured loan	L +	9.50% PIK	7/2028	13,670	13,460	13,499	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(8)(21)	First lien senior secured loan	L +	6.00%	11/2028	33,980	33,687	33,895	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(12)	(4)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan		9.00% PIK	10/2031	35,686	32,851	32,117	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2028	36,159	35,548	35,255	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	—	(83)	(155)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P +	4.50%	8/2027	413	333	284	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(21)	First lien senior secured loan	L +	5.50%	7/2027	14,904	14,666	14,606	0.8%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(16)(17)(21)	First lien senior secured revolving loan	P +	5.50%	7/2027	—	(17)	(22)	—%
					316,588	308,478	304,957	16.9%
Internet software and services
Anaplan, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.50%	6/2029	27,016	26,761	26,949	1.5%
Anaplan, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	6/2028	—	(18)	(5)	—%
Avalara, Inc.(5)(11)(21)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,874	26,864	1.5%
Avalara, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(40)	(41)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(21)	First lien senior secured loan	L +	7.75% PIK	10/2028	21,395	21,023	20,967	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.75%	10/2027	532	503	500	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(19)(21)	First lien senior secured loan	L +	7.00%	9/2026	40,000	39,580	39,900	2.2%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(21)	First lien senior secured loan	SR +	8.00% (8.00% PIK)	12/2026	10,058	9,978	10,058	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	8.00%	12/2026	—	(16)	—	—%
CivicPlus, LLC(5)(7)(21)	First lien senior secured loan	L +	6.75% (2.50% PIK)	8/2027	15,397	15,267	15,359	0.8%
CivicPlus, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.25%	8/2027	—	(8)	(3)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(12)(21)	Unsecured notes	SR +	11.75% PIK	6/2034	6,817	6,633	6,714	0.4%
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(21)	First lien senior secured loan	L +	5.25%	11/2027	19,399	19,236	19,399	1.1%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(16)	—	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.50% (9.50% PIK)	8/2026	43,804	43,417	43,804	2.5%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.00% (9.00% PIK)	8/2026	8,688	8,614	8,644	0.5%
Forescout Technologies, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	8.00%	7/2024	—	(43)	—	—%
Forescout Technologies, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	8.50%	8/2025	—	(21)	—	—%
GovBrands Intermediate, Inc.(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2027	8,262	8,097	7,891	0.4%
GovBrands Intermediate, Inc.(5)(9)(16)(18)(21)	First lien senior secured delayed draw term loan	P +	4.50%	8/2023	1,864	1,819	1,752	0.1%
GovBrands Intermediate, Inc.(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.50%	8/2027	793	776	753	—%
Granicus, Inc.(5)(6)(21)	First lien senior secured loan	L +	5.50%	1/2027	13,394	13,159	13,059	0.7%
Granicus, Inc.(5)(6)(21)	First lien senior secured delayed draw term loan	L +	6.00%	1/2027	2,530	2,491	2,467	0.1%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.50%	1/2027	398	379	369	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(21)	First lien senior secured loan	L +	5.75%	5/2026	8,994	8,959	8,949	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(21)	First lien senior secured delayed draw term loan	L +	5.75%	5/2026	—	—	—	—%
Hyland Software, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.25%	7/2025	6,000	5,998	5,670	0.3%
MessageBird BidCo B.V.(5)(6)(19)(21)	First lien senior secured loan	L +	6.75%	5/2027	16,000	15,727	15,640	0.9%
Ministry Brands Holdings, LLC. (5)(6)(21)	First lien senior secured loan	L +	5.50%	12/2028	10,426	10,241	10,166	0.6%
Ministry Brands Holdings, LLC. (5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(29)	(50)	—%
Ministry Brands Holdings, LLC. (5)(6)(16)(21)	First lien senior secured revolving loan	L +	5.50%	12/2027	504	487	479	—%
Proofpoint, Inc.(5)(7)(21)	Second lien senior secured loan	L +	6.25%	8/2029	7,500	7,467	7,181	0.4%
QAD Inc.(5)(6)(21)	First lien senior secured loan	L +	6.00%	11/2027	46,151	45,375	44,997	2.6%
QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(97)	(150)	—%
Sailpoint Technologies Holdings, Inc. (5)(10)(21)	First lien senior secured loan	SR +	6.25%	8/2029	22,820	22,357	22,364	1.2%
Sailpoint Technologies Holdings, Inc. (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	8/2028	—	(41)	(44)	—%
Securonix, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50%	4/2028	847	840	839	—%
Securonix, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	4/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(5)(6)(19)(21)	First lien senior secured loan	L +	6.00%	9/2028	83,721	83,004	82,256	4.6%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(50)	(110)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(21)	First lien senior secured loan	L +	5.75%	6/2028	35,825	35,531	35,109	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	2,194	2,173	2,111	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.75%	6/2027	735	719	692	—%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
When I Work, Inc.(5)(7)(21)	First lien senior secured loan	L +	7.00% PIK	11/2027	23,410	23,223	22,941	1.3%
When I Work, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(34)	(83)	—%
Zendesk, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50%	11/2028	23,428	22,966	22,842	1.3%
Zendesk, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(214)	(88)	—%
Zendesk, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(47)	(60)	—%
					536,175	528,999	527,049	29.4%
Leisure and entertainment
Troon Golf, L.L.C.(5)(8)(21)	First lien senior secured loan	L +	5.75%	8/2027	70,059	69,778	70,059	3.9%
Troon Golf, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(19)	—	—%
					70,059	69,759	70,059	3.9%
Manufacturing
BCPE Watson (DE) ORML, LP (5)(12)(19)(21)(27)	First lien senior secured loan	SR +	6.50%	7/2028	5,000	4,953	4,950	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(21)	Second lien senior secured loan	L +	8.25%	12/2028	6,300	6,171	6,206	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR +	6.00%	7/2027	40,558	40,235	40,151	2.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR +	6.25%	7/2027	6,983	6,851	6,929	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(21)	First lien senior secured loan	SR +	6.00%	7/2027	5,302	5,257	5,248	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(12)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	7/2027	500	473	464	—%
Sonny's Enterprises LLC(5)(11)(21)	First lien senior secured loan	SR +	6.75%	8/2026	48,957	48,348	48,957	2.7%
Sonny's Enterprises LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.75%	8/2025	—	(41)	—	—%
					113,600	112,247	112,905	6.3%
Professional services

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Apex Group Treasury, LLC(5)(7)(19)(21)	Second lien senior secured loan	L +	6.75%	7/2029	11,618	11,448	11,037	0.6%
Apex Service Partners, LLC(5)(12)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2023	997	985	989	0.1%
Apex Service Partners, LLC(5)(12)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	7/2025	31	31	31	—%
Apex Service Partners Intermediate 2, LLC (21)(25)	First lien senior secured loan		12.50% PIK	7/2027	20,479	20,012	20,070	1.1%
Guidehouse Inc.(5)(6)(21)	First lien senior secured loan	L +	6.25%	10/2028	44,020	43,642	43,580	2.5%
Relativity ODA LLC(5)(6)(21)	First lien senior secured loan	L +	7.50% PIK	5/2027	16,946	16,774	16,905	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.50%	5/2027	—	(16)	(4)	—%
					94,091	92,876	92,608	5.2%
Specialty retail
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured loan	SR +	6.50%	9/2027	7,785	7,638	7,649	0.4%
Ideal Image Development, LLC (5)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	3/2024	—	(5)	(2)	—%
Ideal Image Development, LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	9/2027	—	(23)	(21)	—%
Milan Laser Holdings LLC(5)(10)(21)	First lien senior secured loan	SR +	5.00%	4/2027	40,849	40,539	40,849	2.3%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2026	—	(23)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(21)	First lien senior secured loan	SR +	6.75%	11/2027	60,306	59,536	60,005	3.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,255	5,148	5,229	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.75%	5/2027	880	817	854	—%
The Shade Store, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.00%	10/2027	58,500	57,892	56,891	3.1%
The Shade Store, LLC (5)(11)(21)	First lien senior secured loan	SR +	7.00%	10/2027	9,286	9,023	9,123	0.5%
The Shade Store, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2026	1,655	1,599	1,492	0.1%
					184,516	182,141	182,069	10.0%

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Telecommunications
Park Place Technologies, LLC(5)(10)(20)(21)	First lien senior secured loan	SR +	5.00%	11/2027	7,369	7,149	6,924	0.4%
					7,369	7,149	6,924	0.4%
Transportation
Motus Group, LLC(5)(6)(21)	Second lien senior secured loan	L +	6.50%	12/2029	10,000	9,910	9,800	0.6%
					10,000	9,910	9,800	0.6%
Total non-controlled/non-affiliated portfolio company debt investments					3,278,802	3,236,844	3,204,120	176.6%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)	LP Interest		N/A	N/A	33,061	33,108	33,956	1.9%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	35,340	34,895	1.9%
						68,448	68,851	3.8%
Buildings and real estate
Associations Finance, Inc.(21)(23)(25)	Preferred Stock		12.00% PIK	N/A	25,000,000	25,250	25,384	1.4%
Dodge Construction Network Holdings, L.P.(23)(24)	Class A-2 Common Units		N/A	N/A	431,889	368	367	—%
Dodge Construction Network Holdings, L.P. (5)(11)(23)	Series A Preferred Units	SR +	8.25%	N/A	—	9	9	—%
						25,627	25,760	1.4%
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units		N/A	N/A	413,725	4,215	5,325	0.3%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units		N/A	N/A	450	452	473	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(23)(25)	Perpetual Preferred Stock		11.75% PIK	N/A	6,000	5,857	5,925	0.3%
						10,524	11,723	0.6%
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
Manufacturing

Owl Rock Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest	N/A	N/A	7,000	700	829	—%
					700	829	—%
Total non-controlled/non-affiliated portfolio company equity investments					$226,824	$233,261	12.9%
Total non-controlled/non-affiliated portfolio company investments					$3,463,668	$3,437,381	189.5%
Non-controlled/affiliated portfolio company investments
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC (16)(19)(21)(23)(24)	LLC Interest	N/A	N/A	261,333	262	261	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (16)(19)(21)(23)(24)	LLC Interest	N/A	N/A	—	—	—	—%
					262	261	—%
Healthcare technology
LSI Financing 1 DAC(19)(23)(24)(27)	Preferred Equity	N/A	N/A	4,013,497	4,046	4,013	0.2%
					4,046	4,013	0.2%
Insurance
Fifth Season Investments LLC(23)(24)(27)	Class A Units	N/A	N/A	8	25,110	25,110	1.4%
					25,110	25,110	1.4%
Total non-controlled/affiliated portfolio company equity investments					$29,418	$29,384	1.6%
Total non-controlled/affiliated portfolio company investments					$29,418	$29,384	1.6%
Total Investments					$3,493,086	$3,466,765	191.1%
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
(29)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended December 31, 2022, were as follows:

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2022	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$—	$—	$—	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	—	262	—	—	—	262	—	—
Chapford SMA Partnership, L.P.	—	9,481	(9,800)	—	319	—	201	—
Fifth Season Investments LLC	—	25,110	—	—	—	25,110	—	—
LSI Financing 1 DAC	—	4,046	—	(34)	—	4,012	—	—
Total	$—	$38,899	$(9,800)	$(34)	$319	$29,384	$201	$—
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

Owl Rock Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$61,579	$40,930
Net change in unrealized gain (loss)	23,876	(15,507)
Net realized gain (loss)	(11,479)	884
Net Increase (Decrease) in Net Assets Resulting from Operations	73,976	26,307
Distributions
Distributions declared from earnings(1)	(53,498)	(36,790)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(53,498)	(36,790)
Capital Share Transactions
Reinvestment of distributions	11,400	5,751
Net Increase in Net Assets Resulting from Capital Share Transactions	11,400	5,751
Total Increase (Decrease) in Net Assets	31,878	(4,732)
Net Assets, at beginning of period	1,813,881	1,668,298
Net Assets, at end of period	$1,845,759	$1,663,566
_______________
(1)For the three months ended March 31, 2023 distributions declared from earnings were derived from net investment income and capital gains. For the three months ended March 31, 2022, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,976	$26,307
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(51,302)	(112,092)
Proceeds from investments and investment repayments, net	26,916	80,195
Net amortization/accretion of premium/discount on investments	(2,074)	(2,270)
Payment-in-kind interest	(10,743)	(5,549)
Payment-in-kind dividends	(5,584)	(2,139)
Net change in unrealized (gain) loss on investments	(23,825)	15,500
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(52)	7
Net realized (gain) loss on investments	11,502	(869)
Amortization of debt issuance costs	1,345	740
Amortization of offering costs	7	16
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,149)	(1,548)
(Increase) decrease in prepaid expenses and other assets	501	38
Increase (decrease) in management fee payable	220	864
Increase (decrease) in payables to affiliates	(617)	(428)
Increase (decrease) in accrued expenses and other liabilities	15	3,982
Net cash provided by (used in) operating activities	19,136	2,754
Cash Flows from Financing Activities
Borrowings on debt	55,000	181,000
Payments on debt	(15,000)	(140,000)
Debt issuance costs	(205)	(4,437)
Offering costs paid	—	(4)
Cash distributions paid to shareholders	(39,025)	(23,974)
Net cash provided by (used in) financing activities	770	12,585
Net increase (decrease) in cash	19,906	15,339
Cash, beginning of period	60,053	27,245
Cash, end of period	$79,959	$42,584

Supplemental and Non-Cash Information
Interest expense paid	$28,681	$4,491
Distributions declared during the period	$53,498	$36,790
Reinvestment of distributions during the period	$11,400	$5,751
Distribution payable	$53,498	$36,790
Excise taxes paid	$850	$228
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $12.5 million and $5.0 million, representing approximately 12.8% and 5.1% of investment income, respectively. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $6.6 million and $1.9 million, representing approximately 11.8% and less than 5.0% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board or by the holders of a majority of the Company’s outstanding voting securities and, (2) the vote of a majority of the Company's directors who are not "interested persons" of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (the "independent directors"). On May 8, 2023, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
For the three months ended March 31, 2023, and 2022 the Company incurred expenses of approximately $0.5 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2023 and 2022, management fees were $4.4 million and $3.7 million, respectively.
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
There were no performance based incentive fees on net investment income for the three months ended March 31, 2023 and 2022.
There were no capital gains based incentive fees for the three months ended March 31, 2023 and 2022.
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
The Company has made investments in non-controlled, affiliated companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Season Investments LLC (fka Chapford SMA Partnership, L.P. ("Fifth Season")), and LSI Financing 1 DAC ("LSI Financing").
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its commitment on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million and $1.5 million, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order.
LSI Financing, a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million commitment to LSI Financing. The Company increased its commitment to LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $1.8 million, $0.2 million and $7.7 million. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the Order.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,743,437	$2,749,720	$2,737,121	$2,723,784
Second-lien senior secured debt investments	438,710	427,727	442,265	427,927
Unsecured debt investments	58,914	55,139	57,458	52,409
Preferred equity investments(1)	164,696	162,496	148,104	144,978
Common equity investments(2)	118,614	128,355	108,138	117,667
Total Investments	$3,524,371	$3,523,437	$3,493,086	$3,466,765
_______________
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	3.0%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.3	1.2
Automotive	3.3	3.4
Buildings and real estate	3.3	3.3
Business services	6.4	6.2
Chemicals	2.3	2.4
Consumer products	3.0	2.9
Containers and packaging	3.7	3.7
Distribution	1.7	1.7
Education	0.6	0.6
Financial services	4.1	4.1
Food and beverage	3.7	3.9
Healthcare equipment and services	3.0	3.0
Healthcare providers and services	7.7	7.7
Healthcare technology	6.5	6.7
Household products	0.8	0.8
Human resource support services	3.5	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.2	10.1
Internet software and services	17.5	17.5
Leisure and entertainment	2.0	2.0
Manufacturing	3.2	3.3
Pharmaceuticals(3)	0.4	—
Professional services	2.7	2.7
Specialty retail	5.2	5.2
Telecommunications	0.2	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing 1 DAC.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	20.8%	22.3%
Northeast	17.6	17.6
South	29.5	28.4
West	23.5	23.3
International	8.6	8.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,032	$2,742,688	$2,749,720
Second-lien senior secured debt investments	—	42,429	385,298	427,727
Unsecured debt investments	—	—	55,139	55,139
Preferred equity investments(1)	—	—	162,496	162,496
Common equity investments(2)	—	—	128,355	128,355
Total Investments at fair value	$—	$49,461	$3,473,976	$3,523,437
_______________
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.

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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments		Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	2,716,860	398,660	52,181		144,978	117,667	$3,430,346
Purchases of investments, net	36,955	1	—		10,950	3,397	51,303
Payment-in-kind	8,197	1,077	1,468		5,547	38	16,327
Proceeds from investments, net	(22,061)	(4,800)	(36)		—	(6)	(26,903)
Net realized gains (losses)	(11,498)	—	(4)		—	—	(11,502)
Net change in unrealized gain (loss)	19,492	2,095	1,275		926	213	24,001
Net amortization/accretion of premium/discount on investments	1,789	158	27	—	95	—	2,069
Transfers between investment types	(7,046)	—	—		—	7,046	—
Transfers into (out of) Level 3(1)	—	(11,893)	228		—	—	(11,665)
Fair value, end of period	$2,742,688	$385,298	$55,139		$162,496	$128,355	$3,473,976
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2023, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
Purchases of investments, net	107,470	980	988	1,960	694	112,092
Payment-in-kind	3,859	692	998	2,102	37	7,688
Proceeds from investments, net	(74,274)	—	—	(5,464)	—	(79,738)
Net realized gains (losses)	37	—	—	831	—	868
Net change in unrealized gain (loss)	(12,645)	(2,187)	(1,415)	(1,335)	1,280	(16,302)
Net amortization/accretion of premium/discount on investments	1,914	113	23	186	—	2,236
Transfers between investment types	—	—	—	(368)	368	—
Transfers into (out of) Level 3(1)	—	(28,963)	—	—	—	(28,963)
Fair value, end of period	$2,304,544	$358,626	$47,214	$81,700	$75,477	$2,867,561
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$7,859	$(12,153)
Second-lien senior secured debt investments	2,095	(1,978)
Unsecured debt investments	1,275	(1,415)
Preferred equity investments	926	(1,285)
Common equity investments	213	1,593
Total Investments	$12,368	$(15,238)

The tables below present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,732,439	Yield Analysis	Market Yield	9.1% - 19.1% (12.2%)	Decrease
	10,249	Recent Transaction	Transaction Price	97.5% - 100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$385,298	Yield Analysis	Market Yield	12.0% - 16.9% (14.4%)	Decrease
Unsecured debt investments	$54,079	Yield Analysis	Market Yield	10.7% - 20.5% (12.6%)	Decrease
	1,060	Market Approach	EBITDA Multiple	13.8x	Increase
Preferred equity investments	$147,524	Yield Analysis	Market Yield	11.5% - 17.5% (14.5%)	Decrease
	14,963	Recent Transaction	Transaction Price	71.6% - 100.0% (97.8%)	Increase
	9	Market Approach	EBITDA Multiple	12.0x	Increase
Common equity investments	$78,454	Market Approach	EBITDA Multiple	11.4x - 21.0x (15.8x)	Increase
	14,078	Market Approach	Revenue Multiple	1.9x - 16.0x (9.2x)	Increase
	21	Market Approach	Gross Profit Multiple	9.0x	Increase
	35,802	Recent Transaction	Transaction Price	100.0%	Increase

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,654,307	Yield Analysis	Market Yield	8.2% - 19.0% (12.5%)	Decrease
	49,517	Recent Transaction	Transaction Price	97.5% - 98.5% (98.4%)	Increase
	13,036	Collateral Analysis	Recovery Rate	51%	Increase
Second-lien senior secured debt investments	$374,170	Yield Analysis	Market Yield	12.6% - 20.1% (15.5%)	Decrease
	24,490	Recent Transaction	Transaction Price	98%	Increase
Unsecured debt investments	$51,121	Yield Analysis	Market Yield	10.4% - 20.2% (12.7%)	Decrease
	1,060	Market Approach	EBITDA Multiple	14.3x	Increase
Preferred equity investments	$137,844	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	7,125	Recent Transaction	Transaction Price	96.5% - 100.0% (98.5%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$78,233	Market Approach	EBITDA Multiple	11.0x - 23.3x (15.6x)	Increase
	11,358	Market Approach	Revenue Multiple	1.8x - 16.6x (9.6x)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x	Increase
	28,058	Recent Transaction	Transaction Price	100.0%	Increase
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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company's total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$180,318	$180,318	$138,579	$138,579
SPV Asset Facility I	495,308	495,308	494,922	494,922
SPV Asset Facility II	317,948	317,948	317,813	317,813
2027 Notes	321,708	273,813	321,515	268,938
July 2025 Notes	140,737	140,225	140,602	139,870
July 2027 Notes	246,945	250,000	246,879	248,125
Total Debt	$1,702,964	$1,657,612	$1,660,310	$1,608,247
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.6 million, $4.7 million, $2.1 million, $3.3 million, $1.3 million and $3.1 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.8 million, $5.1 million, $2.2 million, $3.5 million, $1.4 million and $3.1 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	273,813	268,938
Level 3	1,383,799	1,339,309
Total Debt	$1,657,612	$1,608,247
Financial Instruments Not Carried at Fair Value
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 206% and 207%, respectively.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$185,916	$264,084	$180,318
SPV Asset Facility I	$625,000	$500,000	$57,518	$495,308
SPV Asset Facility II	$350,000	$320,000	$30,000	$317,948
2027 Notes	$325,000	$325,000	$—	$321,708
July 2025 Notes	$142,000	$142,000	$—	$140,737
July 2027 Notes	$250,000	$250,000	$—	$246,945
Total Debt	$2,142,000	$1,722,916	$351,602	$1,702,964
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.6 million, $4.7 million, $2.1 million, $3.3 million, $1.3 million and $3.1 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$27,194	$8,600
Amortization of debt issuance costs	1,345	740
Total Interest Expense	$28,539	$9,340
Average interest rate	6.4%	2.7%
Average daily borrowings	$1,712,085	$1,274,674

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

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$7,139	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	6,827	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	5
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	238	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
Adenza Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,392	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	1,475	2,105
CivicPlus, LLC	First lien senior secured revolving loan	1,035	1,035

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—

Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,729	2,729
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	564	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	976	976

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,498	2,498
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	486	486
Kaseya Inc.	First lien senior secured revolving loan	486	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	3,569	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,952	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,937	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	756	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	234	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,225	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,953	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,150	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	402	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,241	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Spotless Brands, LLC	First lien senior secured revolving loan	1,044	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
The Shade Store, LLC	First lien senior secured revolving loan	1,773	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	796	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	833	—
When I Work, Inc.	First lien senior secured revolving loan	3,747	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$258,029	$274,429
As of March 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, the Company solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
As of June 16, 2022 all Capital Commitments had been drawn. During the three months ended March 31, 2022, the Company did not deliver capital call notices to investors.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2023:

	March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.44
The following table reflects the distributions declared on shares of the Company's common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	382,099

Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2023	2022
Increase (decrease) in net assets resulting from operations	$73,976	$26,307
Weighted average shares of common stock outstanding—basic and diluted	121,201,415	111,084,841
Earnings (loss) per common share—basic and diluted	$0.61	$0.24
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
For the three months ended March 31, 2023, the Company accrued U.S. federal excise tax of $1.2 million. For the three months ended March 31, 2022, the Company accrued U.S. federal excise tax of $413.3 thousand.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023, the Company recorded a net tax benefit of approximately $1.2 thousand for taxable subsidiaries.
The Company recorded a net deferred tax asset of $0.2 thousand as of March 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$15.03	$15.05
Net investment income (loss)(1)	0.51	0.37
Net realized and unrealized gain (loss)(2)	0.10	(0.13)
Total from operations	0.61	0.24
Distributions declared from net investment income(3)	(0.44)	(0.33)
Total increase in net assets	0.17	(0.09)
Net asset value, end of period	$15.20	$14.96
Shares outstanding, end of period	121,455,598	111,212,207
Total Return, based on net asset value(4)	4.1%	1.6%
Ratios / Supplemental Data
Asset coverage ratio(5)	206.0%	228.2%
Ratio of total expenses to average net assets	8.0%	3.7%
Ratio of net investment income to average net assets	13.6%	10.0%
Net assets, end of period	$1,845,759	$1,663,566
Weighted-average shares outstanding	121,201,415	111,084,841
Total capital commitments, end of period	1,764,610	1,696,537
Ratio of total contributed capital to total committed capital, end of period	100.0%	97.0%
Portfolio turnover rate	0.5%	2.0%
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
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2023, payable on or before August 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Capital Private Fund Advisors LLC ("ORPFA" and together with the Adviser, ORCA, ORTA and ORTA II the “Owl Rock Advisers”), which are also investment advisers. As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl.

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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2023, our Adviser and its affiliates have originated $74.5 billion aggregate principal amount of investments, of which $71.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average debt investment size in each of our portfolio companies was approximately $25.9 million based on fair value. As of March 31, 2023, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 81.5% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $882 million, weighted average annual EBITDA of $190 million and an average interest coverage of 2.2x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of March 31, 2023, we had net leverage of 0.89x debt-to-equity.
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
Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural factors, industry consolidation and general risk aversion limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds ("ETFs") who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
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

Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 78.0% first lien senior secured debt investments (of which 73.1% we consider to be unitranche debt investments (including “last out” portions of such loans)), 12.1% second lien senior secured debt investments, 1.7% unsecured debt investments, 4.6% preferred equity investments and 3.6% common equity investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.3% and 11.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.8% and 11.8%, respectively(1). As of March 31, 2023, the weighted average spread of total debt investments was 6.5%.
As of March 31, 2023, we had investments in 135 portfolio companies with an aggregate fair value of $3.5 billion.

We expect the pace of our originations to vary. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management, LLC, Fifth Season Investments LLC ("Fifth Season") and LSI Financing 1 DAC ("LSI Financing"). These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the effect of interest rates exceeding our interest rate floors.
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$21,814	$84,897
Less: Sell downs	—	(45)
Total new investment commitments	$21,814	$84,852
Principal amount of investments funded:
First-lien senior secured debt investments	$3,535	$62,805
Second-lien senior secured debt investments	—	1,000
Unsecured debt investments	—	997
Preferred equity investments	12,162	2,000
Common equity investments	2,623	651
Total principal amount of investments funded	$18,320	$67,453
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(2,697)	$(52,389)
Second-lien senior secured debt investments	(4,800)	—
Unsecured debt investments	(36)	—
Preferred equity investments	—	(3,807)
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(7,533)	$(56,196)
Number of new investment commitments in new portfolio companies(1)	1	18
Average new investment commitment amount	$909	$3,788
Weighted average term for new debt investment commitments (in years)	4.6	5.2
Percentage of new debt investment commitments at floating rates	100.0%	97.0%
Percentage of new debt investment commitments at fixed rates	—%	3.0%
Weighted average interest rate of new debt investment commitments(2)(3)	11.5%	7.7%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.6%	6.6%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.
(3)For the three months ended March 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,743,437	$2,749,720	(3)	$2,737,121	$2,723,784	(3)
Second-lien senior secured debt investments	438,710	427,727		442,265	427,927
Unsecured debt investments	58,914	55,139		57,458	52,409
Preferred equity investments(1)	164,696	162,496		148,104	144,978
Common equity investments(2)	118,614	128,355		108,138	117,667
Total Investments	$3,524,371	$3,523,437		$3,493,086	$3,466,765
________________
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.
(3)73.1% and 73.2% of which we consider unitranche loans as of March 31, 2023 and December 31, 2022, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	3.0%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.3	1.2
Automotive	3.3	3.4
Buildings and real estate	3.3	3.3
Business services	6.4	6.2
Chemicals	2.3	2.4
Consumer products	3.0	2.9
Containers and packaging	3.7	3.7
Distribution	1.7	1.7
Education	0.6	0.6
Financial services	4.1	4.1
Food and beverage	3.7	3.9
Healthcare equipment and services	3.0	3.0
Healthcare providers and services	7.7	7.7
Healthcare technology	6.5	6.7
Household products	0.8	0.8
Human resource support services	3.5	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.2	10.1
Internet software and services	17.5	17.5
Leisure and entertainment	2.0	2.0
Manufacturing	3.2	3.3
Pharmaceuticals(3)	0.4	—
Professional services	2.7	2.7
Specialty retail	5.2	5.2
Telecommunications	0.2	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing 1 DAC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	20.8%	22.3%
Northeast	17.6	17.6
South	29.5	28.4
West	23.5	23.3
International	8.6	8.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.3%	11.1%
Weighted average total yield of debt and income producing securities(1)	11.8%	11.4%
Weighted average interest rate of debt securities	11.3%	10.9%
Weighted average spread over base rate of all floating rate investments	6.5%	6.4%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$373,408	10.6%	$372,471	10.7%
2	2,986,536	84.7	2,983,023	86.1
3	146,961	4.2	98,235	2.8
4	16,532	0.5	—	—
5	—	0.0	13,036	0.4
Total	$3,523,437	100.0%	$3,466,765	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,231,603	99.7%	$3,212,175	99.2%
Non-accrual	9,458	0.3	24,669	0.8
Total	$3,241,061	100.0%	$3,236,844	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We increased our commitment on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million and $1.5 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. We increased our commitment to LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $1.8 million, $0.2 million and $7.7 million.Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended March 31,
($ in millions)	2023	2022
Total Investment Income	$97.9	$56.3
Less: Operating expenses	35.1	15.0
Net Investment Income (Loss) Before Taxes	62.8	41.3
Less: Income taxes (benefit), including excise taxes	1.2	0.4
Net Investment Income (Loss) After Taxes	$61.6	$40.9
Net change in unrealized gain (loss)	23.9	(15.5)
Net realized gain (loss)	(11.5)	0.9
Net Increase (Decrease) in Net Assets Resulting from Operations	$74.0	$26.3
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening.
Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended March 31,
($ in millions)	2023	2022
Interest income (excluding PIK interest income)	$79.4	$46.5
PIK interest income	12.5	6.6
Dividend income	5.0	2.5
Other income	1.0	0.7
Total investment income	$97.9	$56.3
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended March 31, 2023 and 2022
Investment income increased by $41.6 million to $97.9 million for the three months ended March 31, 2023 from $56.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.8 billion as of March 31, 2022, to $3.3 billion as of March 31, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $83.9 million as of March 31, 2022 to $152.8 million as of March 31, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Payment-in-kind interest and dividend income represented approximately 12.8% and 5.1%, respectively, of investment income for the three months ended March 31, 2023 and approximately 11.8% and 3.4%, respectively, of investment income for the three months ended March 31, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	Three Months Ended March 31,
($ in millions)	2023	2022
Interest expense	28.5	9.4
Management fee	4.4	3.7
Professional fees	1.3	1.0
Directors' fees	0.2	0.3
Other general and administrative	0.7	0.6
Total operating expenses	$35.1	$15.0
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2023 and 2022
Total expenses increased by $20.1 million to $35.1 million for the three months ended March 31, 2023 from $15.0 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $0.7 million, $19.1 million and $0.3 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.3 billion period over period, as well as an increase in the average interest rate to 6.4% from 2.7% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $2.9 billion as of March 31, 2022 to $3.5 billion as of March 31, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses decreased period over period.
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
For the three months ended March 31, 2023 and 2022 we accrued U.S. federal excise tax of $1.2 million and $413.3 thousand, respectively.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net change in unrealized gain (loss) on investments	$23.8	$(15.5)
Net change in translation of assets and liabilities in foreign currencies	0.1	0.0
Income tax (provision) benefit	—	—
Net change in unrealized gain (loss)	$23.9	$(15.5)
For the three months ended March 31, 2023 and 2022
For the three months ended March 31, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 97.7% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Walker Edison Furniture Company LLC	$11.7
Muine Gall, LLC	1.9
Asurion, LLC	1.0
Parexel International, Inc. (dba Parexel)	0.8
The Shade Store, LLC	(0.8)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(0.6)
Notorious Topco, LLC (dba Beauty Industry Group)	(0.6)
Thunder Purchaser, Inc. (dba Vector Solutions)	0.5
Ascend Buyer, LLC (dba PPC Flexible Packaging)	0.5
Packaging Coordinators Midco, Inc.	0.5
Remaining Companies	8.9
Total	$23.8
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$1.4
Walker Edison Furniture Company LLC	(1.0)
Packaging Coordinators Midco, Inc.	(0.8)
Lignetics Investment Corp.	(0.7)
Metis HoldCo, Inc.	(0.5)
WMC Bidco, Inc. (dba West Monroe)	(0.5)
Alera Group, Inc.	(0.5)
Thunder Purchaser, Inc. (dba Vector Solutions)	(0.5)
Parexel International, Inc. (dba Parexel)	(0.4)
Cornerstone OnDemand, Inc.	(0.4)
Remaining Companies	(11.6)
Total	$(15.5)
Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net realized gain (loss) on investments	$(11.5)	$0.9
Net realized gain (loss) on foreign currency transactions	0.0	—
Net realized gain (loss)	$(11.5)	$0.9
Realized Gross Internal Rate of Return
Since we began investing in 2020 through March 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.2% (based on total capital invested of $174.1 million and total proceeds from these exited investments of $187.4 million). Eighty-eight percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023, our asset coverage ratio was 206%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2023, taken together with our available debt capacity of $351.6 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2023, we had $80.0 million in cash. During the three months ended March 31, 2023, cash provided by operating activities was $19.1 million, primarily as a result of sales and repayments of $26.9 million and other operating activity of $43.5 million, partially offset by funding portfolio investments of $51.3 million. Lastly, cash provided by financing activities was $0.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $39.8 million, partially offset by distributions paid of $39.0 million.
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

As of June 16, 2022, all Capital Commitments had been drawn. During the three months ended March 31, 2022, the Company did not deliver capital call notices to investors.
Distributions
The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2023:

	March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.44
The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	382,099
Debt
Aggregate Borrowings

Debt obligations consisted of the following as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$185,916	$264,084	$180,318
SPV Asset Facility I	$625,000	$500,000	$57,518	$495,308
SPV Asset Facility II	$350,000	$320,000	$30,000	$317,948
2027 Notes	$325,000	$325,000	$—	$321,708
July 2025 Notes	$142,000	$142,000	$—	$140,737
July 2027 Notes	$250,000	$250,000	$—	$246,945
Total Debt	$2,142,000	$1,722,916	$351,602	$1,702,964
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.6 million, $4.7 million, $2.1 million, $3.3 million, $1.3 million and $3.1 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$27,194	$8,600
Amortization of debt issuance costs	1,345	740
Total Interest Expense	$28,539	$9,340
Average interest rate	6.4%	2.7%
Average daily borrowings	$1,712,085	$1,274,674

Senior Securities
The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
March 31, 2023 (Unaudited)	$185.9	$2,060	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
March 31, 2023 (Unaudited)	$500.0	$2,060	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
March 31, 2023 (Unaudited)	$320.0	$2,060	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
March 31, 2023 (Unaudited)	$325.0	$2,060	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
March 31, 2023 (Unaudited)	$142.0	$2,060	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
March 31, 2023 (Unaudited)	$250.0	$2,060	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$7,139	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	6,827	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	5
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	238	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
Adenza Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,392	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	14,865	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
Brightway Holdings, LLC	First lien senior secured revolving loan	1,475	2,105

Portfolio Company	Investment	March 31, 2023	December 31, 2022
CivicPlus, LLC	First lien senior secured revolving loan	1,035	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,729	2,729
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	564	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	976	976

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,498	2,498
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	486	486
Kaseya Inc.	First lien senior secured revolving loan	486	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	3,569	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,952	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,937	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	756	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	234	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,225	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,953	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,150	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	402	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,241	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	3,944	3,944
Spotless Brands, LLC	First lien senior secured revolving loan	1,044	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
The Shade Store, LLC	First lien senior secured revolving loan	1,773	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	796	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	833	—
When I Work, Inc.	First lien senior secured revolving loan	3,747	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$258,029	$274,429
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, we solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2023 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$185.9	$—	$—	$185.9	$—
SPV Asset Facility I	500.0	—	500.0	—	—
SPV Asset Facility II	320.0	—	—	320.0	—
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Total Contractual Obligations	$1,722.9	$—	$642.0	$1,080.9	$—
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
We invest in Amergin AssetCo, Fifth Season and LSI Financing 1, affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company does not currently use derivatives and, as a result, qualifies as a limited derivatives user and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2023, payable on or before August 15, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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

In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.
As of March 31, 2023, 98.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes and July 2027 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$96,578	$30,177	$66,401
Up 200 basis points	$64,386	$20,118	$44,268
Up 100 basis points	$32,193	$10,059	$22,134
Up 50 basis points	$16,096	$5,030	$11,066
Down 50 basis points	$(16,096)	$(5,030)	$(11,066)
Down 100 basis points	$(32,193)	$(10,059)	$(22,134)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On January 31, 2023, pursuant to our dividend reinvestment plan, we issued 762,549 shares of our common stock, at a price of $14.95 per share, to stockholders of record as of December 31, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on June 5, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on June 5, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
**Furnished herein.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation III

Date: May 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation III

Date: May 10, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer