Form 10-Q
period 2023-06-30
Blue Owl Capital Corp III
filed 2023-08-10
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-56173
______________________________________________
BLUE OWL CAPITAL CORPORATION III
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 10, 2023 the registrant had 122,264,641 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Capital Corporation III (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Diversified Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,477,418 and $3,463,668, respectively)	$3,478,152	$3,437,381
Non-controlled, affiliated investments (amortized cost of $64,784 and $29,418, respectively)	64,374	29,384
Total investments at fair value (amortized cost of $3,542,202 and $3,493,086, respectively)	3,542,526	3,466,765
Cash	72,319	60,053
Interest receivable	26,171	21,966
Prepaid expenses and other assets	3,921	3,955
Total Assets	$3,644,937	$3,552,739
Liabilities
Debt (net of unamortized debt issuance costs of $19,455 and $21,092, respectively)	$1,683,646	$1,660,310
Distribution payable	59,054	50,425
Management fee payable	4,463	4,173
Payables to affiliates	1,486	1,926
Accrued expenses and other liabilities	27,756	22,024
Total Liabilities	1,776,405	1,738,858
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 122,264,641 and 120,693,049 shares issued and outstanding, respectively	1,223	1,207
Additional paid-in-capital	1,822,393	1,798,712
Accumulated undistributed (overdistributed) earnings	44,916	13,962
Total Net Assets	1,868,532	1,813,881
Total Liabilities and Net Assets	$3,644,937	$3,552,739
Net Asset Value Per Share	$15.28	$15.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$84,665	$48,036	$164,025	$94,535
PIK interest income	12,389	7,455	24,872	14,084
Dividend income	6,395	2,188	11,374	4,651
Other income	2,246	885	3,305	1,549
Total investment income from non-controlled, non-affiliated investments	105,695	58,564	203,576	114,819
Investment income from non-controlled, affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	—	—	—	—
PIK interest income	—	—	—	—
Dividend income	495	—	495	—
Other income	—	—	—	—
Total investment income from non-controlled, affiliated investments	495	—	495	—
Total Investment Income	106,190	58,564	204,071	114,819
Expenses
Interest expense	29,713	11,478	58,252	20,818
Management fee	4,463	3,713	8,856	7,376
Professional fees	1,316	955	2,575	1,954
Directors' fees	197	282	393	593
Other general and administrative	640	613	1,371	1,212
Total Expenses	36,329	17,041	71,447	31,953
Net Investment Income (Loss) Before Taxes	69,861	41,523	132,624	82,866
Income tax expense (benefit), including excise tax expense (benefit)	209	126	1,393	539
Net Investment Income (Loss) After Taxes	$69,652	$41,397	$131,231	$82,327
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$172	$(45,847)	$23,971	$(61,347)
Non-controlled, affiliated investments	(402)	—	(376)	—
Translation of assets and liabilities in foreign currencies	115	(85)	167	(92)
Income tax (provision) benefit	—	—	(1)	—
Total Net Change in Unrealized Gain (Loss)	(115)	(45,932)	23,761	(61,439)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$33	$6	$(11,465)	$875
Foreign currency transactions	(40)	(4)	(21)	11
Total Net Realized Gain (Loss)	(7)	2	(11,486)	886
Total Net Realized and Change in Unrealized Gain (Loss)	(122)	(45,930)	12,275	(60,553)
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,530	$(4,533)	$143,506	$21,774
Earnings (Loss) Per Share - Basic and Diluted	$0.57	$(0.04)	$1.18	$0.19
Weighted Average Shares Outstanding - Basic and Diluted	121,873,455	112,765,115	121,539,291	111,929,620

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(11)(21)	First lien senior secured loan	SR +	5.75%	8/2028	$83,109	$81,799	$83,104	4.4%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2027	—	(104)	—	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(10)(21)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	23,936	23,503	23,637	1.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	12/2027	121	96	102	—%
					107,166	105,294	106,843	5.7%
Aerospace and defense
Peraton Corp.(5)(11)(20)(21)	Second lien senior secured loan	SR +	7.75%	2/2029	14,562	14,392	14,089	0.8%
					14,562	14,392	14,089	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(13)(19)(21)	Unsecured facility	SA +	6.00% PIK	8/2025	21,414	22,186	21,414	1.1%
Hg Genesis 9 Sumoco Limited(5)(14)(19)(21)	Unsecured facility	E +	7.00% PIK	3/2027	1,088	1,093	1,089	0.1%
Hg Saturn LuchaCo Limited(5)(13)(19)(21)	Unsecured facility	SA +	7.50% PIK	3/2026	25,346	26,991	25,092	1.3%
					47,848	50,270	47,595	2.5%
Automotive
Spotless Brands, LLC (5)(11)(21)	First lien senior secured loan	SR +	6.50%	7/2028	40,561	39,845	40,155	2.2%
Spotless Brands, LLC (5)(11)(21)	First lien senior secured delayed draw term loan A	SR +	6.50%	7/2028	4,409	4,332	4,365	0.2%
Spotless Brands, LLC (5)(11)(21)	First lien senior secured delayed draw term loan B	SR +	6.50%	7/2028	3,272	3,215	3,239	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Spotless Brands, LLC (5)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	7/2028	—	(22)	(13)	—%
					48,242	47,370	47,746	2.6%
Buildings and real estate
Associations, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	83,421	82,602	82,795	4.4%
Associations, Inc.(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	211	209	209	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	7/2027	—	(47)	(40)	—%
RealPage, Inc.(5)(10)(20)(21)	Second lien senior secured loan	SR +	6.50%	4/2029	6,500	6,423	6,278	0.3%
					90,132	89,187	89,242	4.7%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured loan	L +	5.75%	9/2028	51,479	51,093	51,222	2.7%
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(21)	First lien senior secured delayed draw term loan	L +	5.75%	9/2028	20,072	19,866	19,971	1.1%
Denali Buyerco, LLC (dba Summit Companies)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(43)	(30)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(10)(21)	First lien senior secured loan	SR +	5.50%	9/2028	47,108	46,362	46,402	2.5%
Diamondback Acquisition, Inc. (dba Sphera)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	9/2023	—	(71)	(48)	—%
Entertainment Benefits Group, LLC(5)(10)(21)	First lien senior secured loan	SR +	4.75%	5/2028	858	851	858	—%
Entertainment Benefits Group, LLC(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	4.75%	4/2027	22	21	22	—%
Gainsight, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.75% PIK	7/2027	5,828	5,764	5,770	0.3%
Gainsight, Inc.(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.75% PIK	7/2027	623	612	614	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	12/2026	36,163	35,818	36,163	1.9%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	12/2026	398	395	395	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	9/2023	2,378	2,360	2,360	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.25%	12/2026	458	421	458	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(25)	Unsecured notes		0.48% PIK	12/2029	1,060	1,060	1,187	—%
Kaseya Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	6/2029	8,028	7,885	8,008	0.4%
Kaseya Inc.(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	6/2024	30	25	30	—%
Kaseya Inc.(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	6/2029	121	113	120	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	10/2028	35,269	34,701	34,740	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2028	4,042	3,979	3,981	0.2%
					213,937	211,212	212,223	11.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(6)(21)	Second lien senior secured loan	L +	7.75%	11/2028	6,500	6,427	5,720	0.3%
Gaylord Chemical Company, L.L.C.(5)(11)(21)	First lien senior secured loan	SR +	6.00%	3/2027	67,292	66,807	67,292	3.6%
Gaylord Chemical Company, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.00%	3/2026	—	(23)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	4/2027	6,009	5,916	6,009	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Velocity HoldCo III Inc. (dba VelocityEHS)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	4/2026	245	241	245	—%
					80,046	79,368	79,266	4.2%
Consumer products
ConAir Holdings LLC(5)(7)(21)	Second lien senior secured loan	L +	7.50%	5/2029	45,000	44,414	42,300	2.3%
Foundation Consumer Brands, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.25%	2/2027	3,340	3,341	3,340	0.2%
Foundation Consumer Brands, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.25%	2/2027	5,000	4,850	5,000	0.3%
Lignetics Investment Corp.(5)(11)(21)	First lien senior secured loan	SR +	6.00%	11/2027	50,216	49,732	49,588	2.7%
Lignetics Investment Corp.(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2027	6,357	6,299	6,277	0.3%
Lignetics Investment Corp.(5)(12)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2026	7,392	7,328	7,297	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(21)	First lien senior secured loan	SR +	5.25%	3/2029	747	734	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	3/2029	—	—	—	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(12)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	3/2029	65	64	62	—%
					118,117	116,762	114,581	6.2%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(11)(21)	First lien senior secured loan	SR +	6.40%	10/2028	49,453	49,057	49,453	2.6%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(11)(21)	First lien senior secured loan	SR +	6.40%	10/2028	14,888	14,616	14,888	0.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.40%	9/2027	—	(36)	—	—%
Fortis Solutions Group, LLC(5)(11)(21)	First lien senior secured loan	SR +	5.50%	10/2028	31,318	30,817	30,614	1.6%
Fortis Solutions Group, LLC(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2028	89	87	87	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Fortis Solutions Group, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	10/2027	420	375	349	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	5/2028	644	638	644	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2028	249	246	249	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(5)(10)(21)	Second lien senior secured loan	SR +	6.75%	8/2029	30,000	30,000	29,850	1.6%
Pregis Topco LLC(5)(10)(21)	Second lien senior secured loan	SR +	7.75%	8/2029	2,500	2,500	2,500	0.1%
					129,578	128,316	128,651	6.7%
Distribution
ABB/Con-cise Optical Group LLC(5)(11)(21)	First lien senior secured loan	SR +	7.50%	2/2028	848	838	829	—%
ABB/Con-cise Optical Group LLC(5)(21)	First lien senior secured revolving loan	SR +	7.50%	2/2028	—	—	—	—%
Aramsco, Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.75%	8/2025	3,256	3,243	3,256	0.2%
Aramsco, Inc.(5)(10)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2025	469	467	469	—%
Aramsco, Inc.(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	290	281	290	—%
Aramsco, Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.75%	8/2025	323	317	323	—%
Aramsco, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2025	—	(2)	—	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	11/2025	57,981	57,550	57,981	3.1%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.25%	11/2024	264	250	264	—%
					63,431	62,944	63,412	3.3%
Education

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Pluralsight, LLC(5)(11)(21)	First lien senior secured loan	SR +	8.00%	4/2027	20,640	20,490	20,331	1.1%
Pluralsight, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	8.00%	4/2027	647	639	628	—%
					21,287	21,129	20,959	1.1%
Financial services
Adenza Group, Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.75%	12/2027	45,296	44,906	45,296	2.4%
Adenza Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	7/2023	—	(6)	—	—%
Adenza Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(26)	—	—%
Muine Gall, LLC(5)(12)(19)(21)(27)	First lien senior secured loan	SR +	7.00% PIK	9/2026	45,042	45,321	44,704	2.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	9/2025	8,431	8,388	8,368	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2023	1,989	1,967	1,974	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	9/2025	—	(5)	(4)	—%
Smarsh Inc.(5)(12)(21)	First lien senior secured loan	SR +	6.50%	2/2029	762	755	758	—%
Smarsh Inc.(5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	95	94	95	—%
Smarsh Inc.(5)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	2/2029	—	—	—	—%
					101,615	101,394	101,191	5.3%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(11)(21)	Second lien senior secured loan	SR +	7.00%	9/2029	6,000	5,958	5,940	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	5/2027	34,962	34,663	34,787	1.9%
BP Veraison Buyer, LLC (dba Sun World)(5)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	5/2027	—	—	—	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.50%	5/2027	—	(36)	(22)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

CFS Brands, LLC(5)(10)(21)	First lien senior secured loan	SR +	3.00%	3/2025	2,204	2,157	2,082	0.1%
Hissho Sushi Merger Sub LLC(5)(11)(21)	First lien senior secured loan	SR +	5.50%	5/2028	897	889	897	—%
Hissho Sushi Merger Sub LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	5/2028	5	4	5	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(21)	First lien senior secured loan	SR +	6.25%	3/2027	37,000	36,458	36,354	1.9%
KBP Brands, LLC(5)(11)(21)	First lien senior secured loan	SR +	7.00% (1.50% PIK)	5/2027	285	282	280	—%
KBP Brands, LLC(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	7.00% (1.50% PIK)	12/2023	652	645	640	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(10)(21)	First lien senior secured loan	SR +	7.50% (4.00% PIK)	9/2026	10,200	10,110	8,695	0.5%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(10)(21)	First lien senior secured revolving loan	SR +	7.50% (4.00% PIK)	9/2026	735	730	627	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(10)(21)	First lien senior secured revolving loan	SR +	7.50% (4.00% PIK)	9/30/2026	12	12	10	—%
Shearer's Foods, LLC(5)(10)(21)	Second lien senior secured loan	SR +	7.75%	9/2028	21,600	21,441	21,600	1.2%
Ultimate Baked Goods Midco, LLC(5)(10)(21)	First lien senior secured loan	SR +	6.25%	8/2027	16,252	15,952	16,049	0.9%
Ultimate Baked Goods Midco, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	8/2027	—	(34)	(25)	—%
					130,804	129,231	127,919	6.8%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(5)(11)(21)	Second lien senior secured loan	SR +	6.50%	2/2030	1,000	983	983	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	2/2029	845	831	833	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

CSC MKG Topco LLC. (dba Medical Knowledge Group) (5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	2,970	2,884	2,925	0.2%
Medline Borrower, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	3.25%	10/2026	—	(27)	(51)	—%
Packaging Coordinators Midco, Inc.(5)(7)(21)	Second lien senior secured loan	L +	7.00%	12/2029	54,269	53,211	52,370	2.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(11)(19)(21)	First lien senior secured loan	SR +	6.75%	1/2028	37,835	37,385	37,362	2.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR +	6.75%	1/2026	—	(28)	(33)	—%
Rhea Parent, Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	2/2029	766	753	758	—%
					97,685	95,992	95,147	5.1%
Healthcare providers and services
Belmont Buyer, Inc. (dba Valenz)(5)(11)(21)	First lien senior secured loan	SR +	6.50%	6/2029	3,692	3,618	3,618	0.2%
Belmont Buyer, Inc. (dba Valenz)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	—	(7)	(4)	—%
Belmont Buyer, Inc. (dba Valenz)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	6/2029	48	39	39	—%
Covetrus Inc.(5)(11)(21)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,517	24,188	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(10)(21)	First lien senior secured loan	SR +	5.50%	3/2025	2,491	2,491	2,471	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(11)(21)	First lien senior secured loan	SR +	9.75% PIK	9/2028	28,046	27,617	27,345	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(11)(21)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	4/2026	17,851	17,660	17,405	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	7.00%	4/2026	1,249	1,230	1,210	0.1%
Natural Partners, LLC(5)(11)(19)(21)	First lien senior secured loan	SR +	6.00%	11/2027	2,299	2,262	2,276	0.1%
Natural Partners, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(3)	(2)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

OB Hospitalist Group, Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.50%	9/2027	52,054	51,269	51,143	2.7%
OB Hospitalist Group, Inc.(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	9/2027	3,014	2,918	2,895	0.2%
Pacific BidCo Inc. (5)(11)(19)(21)	First lien senior secured loan	SR +	5.75%	8/2029	10,308	10,075	10,153	0.5%
Pacific BidCo Inc. (5)(16)(17)(18)(19)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2025	—	(12)	(3)	—%
Phoenix Newco, Inc. (dba Parexel)(5)(10)(21)	Second lien senior secured loan	SR +	6.50%	11/2029	85,000	84,279	84,363	4.5%
Plasma Buyer LLC (dba Pathgroup)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2029	676	664	659	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(1)	(3)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	5/2028	—	(1)	(2)	—%
PPV Intermediate Holdings, LLC (5)(11)(21)	First lien senior secured loan	SR +	5.75%	8/2029	27,986	27,475	27,636	1.5%
PPV Intermediate Holdings, LLC (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2029	—	(35)	(25)	—%
Quva Pharma, Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.50%	4/2028	11,611	11,354	11,437	0.6%
Quva Pharma, Inc.(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	4/2026	544	524	526	—%
TC Holdings, LLC (dba TrialCard)(5)(12)(21)	First lien senior secured loan	SR +	5.00%	4/2027	2,210	2,192	2,210	0.1%
TC Holdings, LLC (dba TrialCard)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2027	—	(2)	—	—%
Tivity Health, Inc(5)(11)(21)	First lien senior secured loan	SR +	6.00%	6/2029	993	970	985	0.1%
Unified Women's Healthcare, LP(5)(10)(21)	First lien senior secured loan	SR +	5.25%	6/2029	903	897	903	—%
Unified Women's Healthcare, LP(5)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.25%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(5)(11)(19)(21)	First lien senior secured loan	SR +	5.50%	3/2028	988	967	973	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

					276,963	272,956	272,396	14.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(21)	First lien senior secured loan	L +	5.75%	8/2028	53,496	52,822	52,560	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(55)	(83)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(16)(21)	First lien senior secured revolving loan	L +	5.75%	8/2026	2,133	2,071	2,034	0.1%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	405	433	401	—%
Datix Bidco Limited (dba RLDatix)(5)(13)(19)(21)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	2,119	2,263	2,103	0.1%
Engage Debtco Limited (5)(11)(19)(21)	First lien senior secured loan	SR +	5.90%	7/2029	1,000	978	983	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	10/2028	20,712	20,378	20,349	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	10/2027	669	645	640	—%
Imprivata, Inc.(5)(10)(21)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	869	—%
Intelerad Medical Systems Incorporated(5)(11)(19)(21)	First lien senior secured loan	SR +	6.50%	8/2026	44,395	44,001	43,840	2.3%
Intelerad Medical Systems Incorporated(5)(11)(16)(19)(21)	First lien senior secured revolving loan	SR +	6.50%	8/2026	1,334	1,314	1,296	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(21)	First lien senior secured loan	SR +	7.00%	12/2026	4,723	4,700	4,675	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(11)(16)(18)(21)	First lien senior secured revolving loan	SR +	7.00%	12/2024	113	110	109	—%
Ocala Bidco, Inc.(5)(7)(21)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	52,676	51,651	51,754	2.8%
Ocala Bidco, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(52)	(27)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ocala Bidco, Inc.(5)(11)(21)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	29,356	28,904	29,062	1.6%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	First lien senior secured loan	SR +	4.50%	4/2025	11,900	11,758	11,781	0.6%
RL Datix Holdings (USA), Inc.(5)(12)(16)(19)(21)	First lien senior secured revolving loan	SR +	4.50%	10/2024	1,668	1,631	1,638	0.1%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	5,000	4,924	4,963	0.3%
RL Datix Holdings (USA), Inc.(5)(12)(19)(21)	Second lien senior secured loan	SR +	7.75%	4/2026	1,167	1,146	1,158	0.1%
					233,748	230,496	230,105	12.4%
Household products
Aptive Environmental, LLC(21)(25)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,150	2,725	2,969	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(10)(21)	Unsecured facility	SR +	10.75% PIK	4/2032	1,765	1,723	1,752	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(21)	First lien senior secured loan	SR +	5.75%	4/2029	5,191	5,100	5,165	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	1,263	1,229	1,257	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	4/2028	—	(9)	(3)	—%
Simplisafe Holding Corporation(5)(10)(21)	First lien senior secured loan	SR +	6.25%	5/2028	2,037	2,003	2,022	0.1%
Simplisafe Holding Corporation(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	—	(2)	—	—%
					13,406	12,769	13,162	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(5)(11)(21)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,022	41,908	2.2%
IG Investments Holdings, LLC (dba Insight Global)(5)(11)(21)	First lien senior secured loan	SR +	6.00%	9/2028	68,363	67,274	67,851	3.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

IG Investments Holdings, LLC (dba Insight Global)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.00%	9/2027	—	(76)	(41)	—%
					112,946	111,220	109,718	5.8%
Infrastructure and environmental services
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(11)(21)	First lien senior secured loan	SR +	5.25%	3/2028	678	667	670	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	3/2028	19	17	17	—%
					697	684	687	—%
Insurance
Alera Group, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.00%	10/2028	88,433	86,857	88,433	4.8%
AmeriLife Holdings LLC (5)(12)(21)	First lien senior secured loan	SR +	5.75%	8/2029	7,236	7,104	7,164	0.4%
AmeriLife Holdings LLC (5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	1,206	1,179	1,194	0.1%
AmeriLife Holdings LLC (5)(12)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2028	152	136	142	—%
Ardonagh Midco 2 Plc(19)(20)(21)(25)	Unsecured notes		11.50%	1/2027	256	255	236	—%
Ardonagh Midco 3 Plc(5)(13)(19)(21)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	2,370	2,309	2,369	0.1%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR term loan	E +	7.25%	7/2026	214	217	214	—%
Ardonagh Midco 3 Plc(5)(12)(19)(21)	First lien senior secured USD term loan	SR +	6.00%	7/2026	576	568	573	—%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured GBP delayed draw term loan	E +	5.75%	7/2026	223	237	222	—%
Ardonagh Midco 3 Plc(5)(15)(19)(21)	First lien senior secured EUR delayed draw term loan	E +	6.75%	7/2026	13,965	12,486	13,930	0.7%
Asurion, LLC(5)(10)(20)(21)	Second lien senior secured loan	SR +	5.25%	1/2028	5,000	5,000	4,241	0.2%
Asurion, LLC(5)(10)(20)(21)	Second lien senior secured loan	SR +	5.25%	1/2029	15,000	14,882	12,545	0.7%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Brightway Holdings, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.50%	12/2027	17,671	17,496	17,318	0.9%
Brightway Holdings, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	12/2027	1,053	1,033	1,011	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	4/2028	29,356	29,044	29,062	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	4/2027	—	(20)	(22)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(10)(21)	First lien senior secured loan	SR +	10.50% PIK	7/2030	13,022	12,857	12,957	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(10)(21)	First lien senior secured loan	SR +	6.00%	11/2028	33,809	33,537	33,809	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(11)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(25)	First lien senior secured loan		9.00% PIK	10/2031	37,328	34,594	34,249	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	8/2028	35,976	35,410	35,436	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2023	—	(76)	(52)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(16)(21)	First lien senior secured revolving loan	P +	4.25%	8/2027	1,960	1,889	1,883	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	7/2027	14,829	14,612	14,680	0.8%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	7/2027	—	(15)	(11)	—%
					319,635	311,580	311,583	16.7%
Internet software and services
Anaplan, Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.50%	6/2029	27,016	26,775	27,016	1.4%
Anaplan, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	6/2028	—	(16)	—	—%
Avalara, Inc.(5)(11)(21)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,899	27,136	1.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Avalara, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(36)	(14)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(11)(21)	First lien senior secured loan	SR +	7.50% PIK	10/2028	22,820	22,471	22,478	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	10/2027	319	294	295	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(19)(21)	First lien senior secured loan	L +	7.00%	9/2026	40,000	39,626	40,000	2.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(11)(21)	First lien senior secured loan	SR +	8.00% (8.00% PIK)	12/2026	10,469	10,397	10,469	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(14)	—	—%
CivicPlus, LLC(5)(7)(21)	First lien senior secured loan	L +	6.50% (2.50% PIK)	8/2027	15,593	15,476	15,593	0.8%
CivicPlus, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L +	6.00%	8/2027	186	179	186	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(12)(21)	Unsecured notes	SR +	11.75% PIK	6/2034	7,485	7,309	7,448	0.4%
Coupa Holdings, LLC(5)(10)(21)	First lien senior secured loan	SR +	7.50%	2/2030	785	766	766	—%
Coupa Holdings, LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	7.50%	2/2029	—	(1)	(1)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(11)(21)	First lien senior secured loan	SR +	6.50%	11/2027	19,301	19,153	19,301	1.0%
EET Buyer, Inc. (dba e-Emphasys)(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	11/2027	—	(14)	—	—%
Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.50% (9.50% PIK)	8/2026	45,933	45,589	46,162	2.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Forescout Technologies, Inc.(5)(7)(21)	First lien senior secured loan	L +	9.00% (9.00% PIK)	8/2026	9,088	9,022	9,133	0.5%
Forescout Technologies, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	8.00%	7/2024	—	(37)	—	—%
Forescout Technologies, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	8.50%	8/2025	—	(17)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(11)(21)	First lien senior secured loan	SR +	5.50%	8/2027	8,221	8,070	7,727	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2023	1,850	1,810	1,697	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	8/2027	793	778	740	—%
Granicus, Inc.(5)(11)(21)	First lien senior secured loan	SR +	5.50%	1/2027	13,374	13,165	13,140	0.7%
Granicus, Inc.(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	1/2027	2,516	2,482	2,472	0.1%
Granicus, Inc.(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	1/2027	368	351	347	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	5/2026	8,948	8,917	8,925	0.5%
Hyland Software, Inc.(5)(10)(20)(21)	Second lien senior secured loan	SR +	6.25%	7/2025	6,000	5,999	5,745	0.3%
MessageBird BidCo B.V.(5)(6)(19)(21)	First lien senior secured loan	L +	6.75%	5/2027	9,333	9,189	9,240	0.5%
Ministry Brands Holdings, LLC. (5)(10)(21)	First lien senior secured loan	SR +	5.50%	12/2028	10,374	10,201	10,166	0.5%
Ministry Brands Holdings, LLC. (5)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	423	393	386	—%
Ministry Brands Holdings, LLC. (5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.50%	12/2027	370	355	350	—%
Proofpoint, Inc.(5)(10)(21)	Second lien senior secured loan	SR +	6.25%	8/2029	7,500	7,469	7,256	0.4%
QAD Inc.(5)(10)(21)	First lien senior secured loan	SR +	5.38%	11/2027	45,919	45,210	45,000	2.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

QAD Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(87)	(120)	—%
Sailpoint Technologies Holdings, Inc. (5)(10)(21)	First lien senior secured loan	SR +	6.25%	8/2029	22,820	22,381	22,535	1.2%
Sailpoint Technologies Holdings, Inc. (5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.25%	8/2028	—	(37)	(27)	—%
Securonix, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50%	4/2028	847	840	818	—%
Securonix, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	4/2028	—	(1)	(5)	—%
Tahoe Finco, LLC(5)(6)(19)(21)	First lien senior secured loan	L +	6.00%	9/2028	83,721	83,051	82,884	4.5%
Tahoe Finco, LLC(5)(16)(17)(19)(21)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(45)	(63)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(11)(21)	First lien senior secured loan	SR +	5.75%	6/2028	35,643	35,372	35,377	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2023	2,183	2,164	2,166	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	6/2027	1,807	1,792	1,791	0.1%
When I Work, Inc.(5)(7)(21)	First lien senior secured loan	L +	7.00% PIK	11/2027	24,241	24,069	23,817	1.3%
When I Work, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(30)	(73)	—%
Zendesk, Inc.(5)(11)(21)	First lien senior secured loan	SR +	7.00% (3.50% PIK)	11/2028	23,633	23,093	23,220	1.2%
Zendesk, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(79)	(44)	—%
Zendesk, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(54)	(42)	—%
					537,152	530,638	531,392	28.5%
Leisure and entertainment
Troon Golf, L.L.C.(5)(11)(21)	First lien senior secured loan	SR +	5.75%	8/2027	69,704	69,449	69,356	3.7%
Troon Golf, L.L.C.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.75%	8/2026	—	(17)	(27)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

					69,704	69,432	69,329	3.7%
Manufacturing
BCPE Watson (DE) ORML, LP (5)(12)(19)(21)(27)	First lien senior secured loan	SR +	6.50%	7/2028	5,000	4,957	4,975	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(10)(21)	Second lien senior secured loan	SR +	8.25%	12/2028	6,300	6,179	6,206	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(11)(21)	First lien senior secured loan	SR +	6.00%	7/2027	40,353	40,060	40,151	2.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	7/2027	6,948	6,828	6,930	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(11)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	7/2027	5,275	5,236	5,248	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(10)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	7/2027	929	904	911	—%
Sonny's Enterprises LLC(5)(11)(21)	First lien senior secured loan	SR +	6.75%	8/2028	51,653	51,145	50,878	2.7%
Sonny's Enterprises LLC(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(9)	(10)	—%
Sonny's Enterprises LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.75%	8/2027	—	(84)	(68)	—%
					116,458	115,216	115,221	6.2%
Professional services
Apex Group Treasury, LLC(5)(7)(19)(21)	Second lien senior secured loan	L +	6.75%	7/2029	11,618	11,456	11,415	0.6%
Apex Service Partners, LLC(5)(11)(21)	First lien senior secured loan	SR +	5.50%	7/2025	989	979	987	0.1%
Apex Service Partners, LLC(5)(16)(21)	First lien senior secured revolving loan	SR +	5.25%	7/2025	—	—	—	—%
Apex Service Partners Intermediate 2, LLC (21)(25)	First lien senior secured loan		12.50% PIK	7/2027	22,454	22,026	22,174	1.2%
Guidehouse Inc.(5)(10)(21)	First lien senior secured loan	SR +	6.25%	10/2028	43,798	43,447	43,579	2.4%
Relativity ODA LLC(5)(10)(21)	First lien senior secured loan	SR +	6.50%	5/2027	17,320	17,163	17,320	0.9%
Relativity ODA LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	5/2027	—	(14)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Sensor Technology Topco, Inc. (dba Humanetics)(5)(11)(21)	First lien senior secured loan	SR +	6.50%	5/2026	17,869	17,740	17,735	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(14)(21)	First lien senior secured EUR term loan	E +	6.75%	5/2026	3,510	3,469	3,483	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(14)(16)(21)	First lien senior secured revolving loan	E +	6.75%	5/2026	323	312	311	—%
					117,881	116,578	117,004	6.3%
Specialty retail
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured loan	SR +	6.50%	9/2027	7,746	7,612	7,088	0.4%
Ideal Image Development, LLC (5)(10)(21)	First lien senior secured revolving loan	SR +	6.50%	9/2027	1,220	1,199	1,116	0.1%
Milan Laser Holdings LLC(5)(10)(21)	First lien senior secured loan	SR +	5.00%	4/2027	40,641	40,363	40,641	2.2%
Milan Laser Holdings LLC(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	5.00%	4/2026	—	(20)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(21)	First lien senior secured loan	SR +	6.75%	11/2027	60,002	59,296	58,952	3.2%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,229	5,133	5,120	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.75%	5/2027	352	296	260	—%
The Shade Store, LLC(5)(11)(21)	First lien senior secured loan	SR +	6.00%	10/2027	58,205	57,650	55,730	3.0%
The Shade Store, LLC (5)(11)(21)	First lien senior secured loan	SR +	7.00%	10/2027	9,216	8,976	8,940	0.5%
The Shade Store, LLC(5)(11)(16)(21)	First lien senior secured revolving loan	SR +	6.00%	10/2026	3,073	3,024	2,822	0.2%
					185,684	183,529	180,669	9.9%
Telecommunications
EOS U.S. Finco LLC(5)(11)(19)(21)	First lien senior secured loan	SR +	6.00%	10/8/2029	2,320	2,205	2,274	0.1%
EOS U.S. Finco LLC(5)(16)(17)(19)(21)	First lien senior secured loan	SR +	6.00%	10/8/2029	—	(32)	—	—%
Park Place Technologies, LLC(5)(10)(20)(21)	First lien senior secured loan	SR +	5.00%	11/2027	7,331	7,131	7,109	0.4%
					9,651	9,304	9,383	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Transportation
Motus Group, LLC(5)(10)(21)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,914	9,850	0.5%
					10,000	9,914	9,850	0.5%
Total non-controlled/non-affiliated portfolio company debt investments					3,268,375	3,227,177	3,219,363	171.9%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(19)(21)(23)	LP Interest		N/A	N/A	32,866	32,911	35,154	1.9%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(23)(25)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	36,676	37,531	2.0%
						69,587	72,685	3.9%
Buildings and real estate
Associations Finance, Inc.(21)(23)(25)	Preferred Stock		13.50% PIK	N/A	35,000,000	36,592	37,104	2.0%
Dodge Construction Network Holdings, L.P.(21)(23)(24)	Class A-2 Common Units		N/A	N/A	431,889	367	303	—%
Dodge Construction Network Holdings, L.P. (5)(11)(21)(23)	Series A Preferred Units	SR +	8.25% PIK	N/A	0	9	9	—%
						36,968	37,416	2.0%
Business services
Denali Holding, LP (dba Summit Companies)(21)(23)(24)	Class A Units		N/A	N/A	413,725	4,214	5,699	0.3%
Hercules Buyer LLC (dba The Vincit Group)(21)(22)(23)(24)	Common Units		N/A	N/A	450	452	503	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(23)(25)	Perpetual Preferred Stock		11.75% PIK	N/A	6,000	6,605	6,723	0.4%
						11,271	12,925	0.7%
Consumer products
ASP Conair Holdings LP(21)(23)(24)	Class A Units		N/A	N/A	12,857	1,286	1,214	0.1%
						1,286	1,214	0.1%
Financial services

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Amergin Asset Management, LLC (19)(21)(23)(24)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC (21)(23)(24)	Class A Units	N/A	N/A	7,502	75	91	—%
					75	91	—%
Healthcare equipment and services
KPCI Holdings, LP(21)(23)(24)	Class A Units	N/A	N/A	6,169	6,701	7,120	0.5%
Maia Aggregator, LP(21)(23)(24)	Class A-2 Units	N/A	N/A	112,360	112	119	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(25)	Class A Units	8.00% PIK	N/A	1,798	2,128	2,128	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(19)(21)(23)(24)	Class B Units	N/A	N/A	24,765	75	378	—%
Rhea Acquisition Holdings, LP(21)(23)(24)	Series A-2 Units	N/A	N/A	119,048	119	154	—%
					9,135	9,899	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(21)(23)(24)	Class A Interests	N/A	N/A	3,017	3,017	2,802	0.1%
					3,017	2,802	0.1%
Healthcare technology
Minerva Holdco, Inc.(21)(23)(25)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,283	2,144	0.1%
					2,283	2,144	0.1%
Household products
Evology LLC(21)(23)(24)	Class B Units	N/A	N/A	113	540	744	—%
					540	744	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(21)(23)(25)	Series A Preferred Stock	10.50% PIK	N/A	12,750	14,917	13,366	0.8%
					14,917	13,366	0.8%
Insurance

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Accelerate Topco Holdings, LLC(21)(23)(24)	Common Units		N/A	N/A	5,129	142	150	—%
Evolution Parent, LP (dba SIAA)(21)(23)(24)	LP Interest		N/A	N/A	8,919	892	998	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(21)(23)(24)	LP Interest		N/A	N/A	421	426	408	—%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Units		N/A	N/A	3,770,772	9,563	17,218	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(21)(23)(25)	Series A Preferred Units		15.00% PIK	N/A	2,386	1,764	1,804	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(21)(23)(24)	Class A Unit Warrants		N/A	N/A	335,816	1,146	1,147	—%
						13,933	21,725	1.1%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(21)(23)(24)	Class A Common Stock		N/A	N/A	57,000	5,700	5,134	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(21)(23)(24)	Common Units		N/A	N/A	1,729,439	1,729	1,776	0.1%
Elliott Alto Co-Investor Aggregator L.P. (19)(21)(23)(24)	LP Interest		N/A	N/A	2,873,134	2,890	2,722	0.1%
Project Hotel California Co-Invest Fund, L.P. (19)(21)(23)(24)	LP Interest		N/A	N/A	1,342,354	1,343	1,343	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (19)(21)(23)(24)	LP Interest		N/A	N/A	470,219	470	470	—%
MessageBird Holding B.V.(19)(21)(23)(24)	Extended Series C Warrants		N/A	N/A	25,540	157	29	—%
Picard Holdco, Inc.(5)(11)(21)(23)	Series A Preferred Stock	SR +	12.00% PIK	N/A	23,344	24,636	23,070	1.2%
Project Alpine Co-Invest Fund, LP (19)(21)(23)(24)	LP Interest		N/A	N/A	2,000,000	2,001	2,195	0.1%
Thunder Topco L.P. (dba Vector Solutions)(21)(23)(24)	Common Units		N/A	N/A	2,138,653	2,139	2,190	0.1%
WMC Bidco, Inc. (dba West Monroe)(21)(23)(25)	Senior Preferred Stock		11.25% PIK	N/A	33,385	39,408	37,930	2.0%
Zoro TopCo, Inc.(21)(23)(25)	Series A Preferred Stock		12.50% PIK	N/A	3,225	3,369	3,400	0.2%
Zoro TopCo, LP(21)(23)(24)	Class A Common Units		N/A	N/A	268,735	2,687	2,687	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

						86,529	82,946	4.3%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(21)(23)(24)	LP Interest		N/A	N/A	7,000	700	832	—%
						700	832	—%
Total non-controlled/non-affiliated portfolio company equity investments						$250,241	$258,789	13.7%
Total non-controlled/non-affiliated portfolio company investments						$3,477,418	$3,478,152	185.6%
Non-controlled/affiliated portfolio company investments
Debt Investments
Household products
Walker Edison Furniture Company LLC(5)(10)(21)(28)(29)	First lien senior secured loan	SR +	6.75% PIK	3/2027	6,558	6,128	6,428	0.3%
Walker Edison Furniture Company LLC(5)(10)(16)(18)(21)(28)(29)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	3/2027	168	167	168	—%
Walker Edison Furniture Company LLC(5)(10)(21)(28)(29)	First lien senior secured revolving loan	SR +	6.25% PIK	3/2027	3,333	3,333	3,333	0.2%
					10,059	9,628	9,929	0.5%
Total non-controlled/affiliated portfolio company debt investments					10,059	9,628	9,929	0.5%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest		N/A	N/A	361,333	3,158	3,157	0.2%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (16)(19)(21)(23)(24)(29)	LLC Interest		N/A	N/A	666,707	1,015	1,013	0.1%
						4,173	4,170	0.3%
Household products
Walker Edison Holdco LLC(21)(23)(24)(29)	Common Units		N/A	N/A	72,917	7,046	6,371	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(26)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

					7,046	6,371	0.4%
Insurance
Fifth Season Investments LLC(21)(23)(27)(29)	Class A Units	N/A	N/A	8	31,145	31,145	1.7%
					31,145	31,145	1.7%
Pharmaceuticals
LSI Financing 1 DAC(19)(21)(23)(29)	Preferred Equity	N/A	N/A	12,756,785	12,792	12,759	0.7%
					12,792	12,759	0.7%
Total non-controlled/affiliated portfolio company equity investments					$55,156	$54,445	3.1%
Total non-controlled/affiliated portfolio company investments					$64,784	$64,374	3.6%
Total Investments					$3,542,202	$3,542,526	189.2%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of June 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $6.9 million based on a tax cost basis of $3.5 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $23.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $30.0 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(9)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(13)The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2023 was 3.90%.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
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
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 12.0% of total assets as calculated in accordance with the regulatory requirements.
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $313.2 million or 16.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
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
(27)Investment is not pledged as collateral for the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II.
(28)Loan was on non-accrual status as of June 30, 2023.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(29)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended June 30, 2023, were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2023	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$1,019	$(6)	$—	$—	$1,013	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	262	2,895	—	—	—	3,157	—	—
Fifth Season Investments LLC	25,110	6,035	—	—	—	31,145	381	—
LSI Financing 1 DAC	4,012	9,777	(1,030)	—	—	12,759	114	—
Walker Edison Furniture Company LLC	—	16,676	—	(376)	—	16,300	—	—
Total	$29,384	$36,402	$(1,036)	$(376)	$—	$64,374	$495	$—
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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(21)	First lien senior secured loan	L +	5.50%	8/2028	$83,531	$82,121	$83,531	4.6%
Global Music Rights, LLC(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.50%	8/2027	—	(116)	—	—%
The NPD Group, L.P. (5)(10)(21)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	23,717	23,252	23,243	1.3%
The NPD Group, L.P. (5)(10)(16)(21)	First lien senior secured revolving loan	SR +	5.75%	12/2027	181	153	151	—%
					107,429	105,410	106,925	5.9%
Aerospace and defense
Peraton Corp.(5)(6)(20)(21)	Second lien senior secured loan	L +	7.75%	2/2029	14,562	14,381	13,798	0.8%
					14,562	14,381	13,798	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(13)(21)	Unsecured facility	SA +	6.00% PIK	8/2025	19,290	21,161	19,291	1.1%
Hg Genesis 9 Sumoco Limited(5)(14)(21)	Unsecured facility	E +	7.00% PIK	3/2027	1,015	1,042	1,016	0.1%
Hg Saturn LuchaCo Limited(5)(13)(21)	Unsecured facility	SA +	7.50% PIK	3/2026	22,776	25,734	22,492	1.2%
					43,081	47,937	42,799	2.4%
Buildings and real estate
Associations, Inc.(5)(11)(21)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	82,377	81,466	82,172	4.5%
Associations, Inc.(5)(11)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	24	21	25	—%
Associations, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	SR +	6.50%	7/2027	—	(53)	(13)	—%
RealPage, Inc.(5)(6)(21)	Second lien senior secured loan	L +	6.50%	4/2029	6,500	6,419	6,223	0.3%
					88,901	87,853	88,407	4.8%

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(26)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
ABB/Con-cise Optical Group LLC(5)(8)(16)(21)	First lien senior secured revolving loan	L +	7.50%	2/2028	90	88	89	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(11)(21)	First lien senior secured loan	SR +	6.25%	11/2025	58,277	57,765	58,132	3.2%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2024	—	(18)	(6)	—%
					59,266	58,722	59,112	3.2%
Education
Pluralsight, LLC(5)(7)(21)	First lien senior secured loan	L +	8.00%	4/2027	20,640	20,450	20,331	1.1%
Pluralsight, LLC(5)(6)(16)(21)	First lien senior secured revolving loan	L +	8.00%	4/2027	647	634	628	—%
					21,287	21,084	20,959	1.1%
Financial services
AxiomSL Group, Inc.(5)(6)(21)	First lien senior secured loan	L +	5.75%	12/2027	45,527	45,101	44,843	2.5%
AxiomSL Group, Inc.(5)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	7/2023	—	(7)	(9)	—%
AxiomSL Group, Inc.(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(31)	(60)	—%
Muine Gall, LLC(5)(8)(19)(21)(27)	First lien senior secured loan	L +	7.00% PIK	9/2024	89,019	89,530	86,793	4.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(21)	First lien senior secured loan	L +	5.75%	9/2025	8,472	8,412	8,369	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(18)(21)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	1,999	1,972	1,969	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(16)(17)(21)	First lien senior secured revolving loan	L +	5.75%	9/2025	—	(6)	(7)	—%
Smarsh Inc.(5)(12)(21)	First lien senior secured loan	SR +	6.50%	2/2029	762	755	754	—%
Smarsh Inc.(5)(12)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	95	93	94	—%
Smarsh Inc.(5)(16)(21)	First lien senior secured revolving loan	SR +	6.50%	2/2029	—	—	—	—%
					145,874	145,819	142,746	7.9%
Food and beverage

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,652	$41,397	$131,231	$82,327
Net change in unrealized gain (loss)	(115)	(45,932)	23,761	(61,439)
Net realized gain (loss)	(7)	2	(11,486)	886
Net Increase (Decrease) in Net Assets Resulting from Operations	69,530	(4,533)	143,506	21,774
Distributions
Distributions declared from earnings(1)	(59,054)	(35,424)	(112,552)	(72,214)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(59,054)	(35,424)	(112,552)	(72,214)
Capital Share Transactions
Issuance of common shares	—	118,180	—	118,180
Reinvestment of distributions	12,297	7,254	23,697	13,005
Net Increase in Net Assets Resulting from Capital Share Transactions	12,297	125,434	23,697	131,185
Total Increase (Decrease) in Net Assets	22,773	85,477	54,651	80,745
Net Assets, at beginning of period	1,845,759	1,663,566	1,813,881	1,668,298
Net Assets, at end of period	$1,868,532	$1,749,043	$1,868,532	$1,749,043
_______________
(1)For the three and six months ended June 30, 2023 distributions declared from earnings were derived from net investment income and capital gains. For the three and six months ended June 30, 2022, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$143,506	$21,774
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(133,136)	(260,537)
Proceeds from investments and investment repayments, net	113,005	98,676
Net amortization/accretion of premium/discount on investments	(3,901)	(3,980)
Payment-in-kind interest	(25,777)	(15,177)
Payment-in-kind dividends	(10,776)	(4,499)
Net change in unrealized (gain) loss on investments	(23,595)	61,347
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(167)	92
Net realized (gain) loss on investments	11,469	(875)
Amortization of debt issuance costs	2,716	1,758
Amortization of offering costs	8	30
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,205)	7,020
(Increase) decrease in prepaid expenses and other assets	41	(4,166)
Increase (decrease) in management fee payable	290	914
Increase (decrease) in payables to affiliates	(440)	29
Increase (decrease) in accrued expenses and other liabilities	5,732	2,881
Net cash provided by (used in) operating activities	74,770	(94,713)
Cash Flows from Financing Activities
Borrowings on debt	218,803	311,000
Payments on debt	(200,000)	(250,000)
Debt issuance costs	(1,079)	(4,600)
Proceeds from issuance of common shares	—	117,717
Offering costs paid	(2)	(20)
Cash distributions paid to shareholders	(80,226)	(53,510)
Net cash provided by (used in) financing activities	(62,504)	120,587
Net increase (decrease) in cash	12,266	25,874
Cash, beginning of period	60,053	27,245
Cash, end of period	$72,319	$53,119

Supplemental and Non-Cash Information
Interest expense paid	$51,684	$16,481
Distributions declared during the period	$112,552	$72,214
Reinvestment of distributions during the period	$23,697	$13,005
Distribution payable	$59,054	$35,424
Taxes, including excise tax, paid during the period	$850	$228
Subscriptions receivable	$—	$463
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Capital Corporation III (f/k/a Owl Rock Capital Corporation III) (the “Company”) is a Maryland corporation formed on January 27, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in middle-market companies based primarily in the United States. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Diversified Credit Advisors LLC (f/k/a Owl Rock Diversified Advisors LLC) (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company conducts private offerings (the “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement (“Subscription Agreement”) entered into with the Company. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). During the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If the Company has not consummated a Liquidity Event (as defined below) by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A “Liquidity Event” could include: (i) future quotation or listing of the Company’s securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with the Company, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of the Company’s assets.
On June 17, 2020, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In June 2020, the Company made its first portfolio investment.

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $12.4 million and $3.9 million, representing approximately 11.7% and 3.7% of investment income, respectively. For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $24.9 million and $8.9 million, representing 12.2% and 4.3% of investment income, respectively. For the three months ended June 30, 2022, PIK interest and PIK dividend income earned was $7.5 million and $2.2 million, representing approximately 12.7% and less than 5.0% of investment income, respectively. For the six months ended June 30, 2022, PIK interest and PIK dividend income earned was $14.1 million and $4.1 million, representing 12.3% and less than 5.0% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2020 and intends to continue to qualify annually thereafter as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.4 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $0.5 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation III
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
For the three and six months ended June 30, 2023, management fees were $4.5 million and $8.9 million, respectively. For the three and six months ended June 30, 2022, management fees were $3.7 million and $7.4 million, respectively.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
provided, however, that in no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.
There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2023 and 2022.
There were no capital gains based incentive fees for the three and six months ended June 30, 2023 and 2022.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted to Blue Owl Credit Advisors LLC (“OCA”) and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with OCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The Company has made investments in non-controlled, affiliated companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth Season Investments LLC ("Fifth Season"), and LSI Financing 1 DAC ("LSI Financing").
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its commitment on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million, and $1.0 million, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,738,611	$2,743,572	$2,737,121	$2,723,784
Second-lien senior secured debt investments	437,577	427,502	442,265	427,927
Unsecured debt investments	60,617	58,218	57,458	52,409
Preferred equity investments(1)	179,051	175,840	148,104	144,978
Common equity investments(2)	126,346	137,394	108,138	117,667
Total Investments	$3,542,202	$3,542,526	$3,493,086	$3,466,765
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	3.0%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.5	1.2
Automotive	3.4	3.4
Buildings and real estate	3.6	3.3
Business services	6.4	6.2
Chemicals	2.2	2.4
Consumer products	3.3	2.9
Containers and packaging	3.5	3.7
Distribution	1.8	1.7
Education	0.6	0.6
Financial services	2.9	4.1
Food and beverage	3.6	3.9
Healthcare equipment and services	3.0	3.0
Healthcare providers and services	7.8	7.7
Healthcare technology	6.5	6.7
Household products	0.9	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.3	10.1
Internet software and services	17.3	17.5
Leisure and entertainment	2.0	2.0
Manufacturing	3.2	3.3
Pharmaceuticals(3)	0.4	—
Professional services	3.3	2.7
Specialty retail	5.1	5.2
Telecommunications	0.3	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	21.4%	22.3%
Northeast	18.0	17.6
South	28.7	28.4
West	23.5	23.3
International	8.4	8.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$7,109	$2,736,463	$2,743,572
Second-lien senior secured debt investments	—	42,898	384,604	427,502
Unsecured debt investments	—	236	57,982	58,218
Preferred equity investments(1)	—	—	175,840	175,840
Common equity investments(2)	—	—	137,394	137,394
Total Investments at fair value	$—	$50,243	$3,492,283	$3,542,526
_______________
(1)Includes equity investment in LSI Financing.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	2,742,688	385,298	55,139	162,496	128,355	$3,473,976
Purchases of investments, net	63,761	0	1	10,154	7,920	81,836
Payment-in-kind	12,243	1,116	1,675	5,129	63	20,226
Proceeds from investments, net	(82,397)	(2,400)	—	(1,031)	(248)	(86,076)
Net realized gains (losses)	33	—	—	—	—	33
Net change in unrealized gain (loss)	(1,408)	453	1,374	(1,010)	1,304	713
Net amortization/accretion of premium/discount on investments	1,543	137	27	102	—	1,809
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	(234)	—	—	(234)
Fair value, end of period	$2,736,463	$384,604	$57,982	$175,840	$137,394	$3,492,283
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,716,860	$398,660	$52,181	$144,978	$117,667	$3,430,346
Purchases of investments, net	100,715	0	0	21,104	11,317	133,136
Payment-in-kind	20,440	2,194	3,144	10,676	101	36,555
Proceeds from investments, net	(104,458)	(7,200)	(36)	(1,031)	(254)	(112,979)
Net realized gains (losses)	(11,465)	—	(4)	—	—	(11,469)
Net change in unrealized gain (loss)	18,083	2,549	2,658	(84)	1,517	24,723
Net amortization/accretion of premium/discount on investments	3,334	294	39	197	—	3,864
Transfers between investment types	(7,046)	—	—	—	7,046	—
Transfers into (out of) Level 3(1)	—	(11,893)	—	—	—	(11,893)
Fair value, end of period	$2,736,463	$384,604	$57,982	$175,840	$137,394	$3,492,283
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,304,544	$358,626	$47,214	$81,700	$75,477	$2,867,561
Purchases of investments, net	106,116	1,560	7,650	30,163	2,954	148,443
Payment-in-kind	7,934	940	753	2,327	34	11,988
Proceeds from investments, net	(17,766)	(699)	—	—	—	(18,465)
Net realized gains (losses)	6	—	—	—	—	6
Net change in unrealized gain (loss)	(19,146)	(12,399)	(3,808)	(5,091)	(5,283)	(45,727)
Net amortization/accretion of premium/discount on investments	1,496	118	20	63	—	1,697
Transfers into (out of) Level 3(1)	—	6,508	—	—	—	6,508
Fair value, end of period	$2,383,184	$354,654	$51,829	$109,162	$73,182	$2,972,011
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Blue Owl Capital Corporation III
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
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the three months ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the three months ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$(1,366)	$(19,159)
Second-lien senior secured debt investments	453	(12,399)
Unsecured debt investments	1,374	(3,808)
Preferred equity investments	(1,010)	(5,091)
Common equity investments	1,309	(5,283)
Total Investments	$760	$(45,740)

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the six months ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the six months ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$6,494	$(31,295)
Second-lien senior secured debt investments	2,549	(14,446)
Unsecured debt investments	2,658	(5,223)
Preferred equity investments	(84)	(6,376)
Common equity investments	1,522	(3,690)
Total Investments	$13,139	$(61,030)

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,508,188	Yield Analysis	Market Yield	9.1% - 18.5% (13.0%)	Decrease
	228,275	Recent Transaction	Transaction Price	98.0% - 99.5% (99.2%)	Increase
Second-lien senior secured debt investments	$384,604	Yield Analysis	Market Yield	12.8% - 20.6% (15.2%)	Decrease
Unsecured debt investments	$56,795	Yield Analysis	Market Yield	11.5% - 20.9% (13.9%)	Decrease
	1,187	Market Approach	EBITDA Multiple	13.0x	Increase
Preferred equity investments	$163,072	Yield Analysis	Market Yield	11.5% - 26.2% (15.9%)	Decrease
	12,759	Recent Transaction	Transaction Price	100.0%	Increase
	9	Market Approach	EBITDA Multiple	11.3x	Increase
Common equity investments	$85,198	Market Approach	EBITDA Multiple	6.8x - 21.0x (15.0x)	Increase
	14,348	Market Approach	Revenue Multiple	2.0x - 15.8x (9.2x)	Increase
	28	Market Approach	Gross Profit Multiple	10.0x	Increase
	37,820	Recent Transaction	Transaction Price	100.0%	Increase

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,654,307	Yield Analysis	Market Yield	8.2% - 19.0% (12.5%)	Decrease
	49,517	Recent Transaction	Transaction Price	97.5% - 98.5% (98.4%)	Increase
	13,036	Collateral Analysis	Recovery Rate	51%	Increase
Second-lien senior secured debt investments	$374,170	Yield Analysis	Market Yield	12.6% - 20.1% (15.5%)	Decrease
	24,490	Recent Transaction	Transaction Price	98%	Increase
Unsecured debt investments	$51,121	Yield Analysis	Market Yield	10.4% - 20.2% (12.7%)	Decrease
	1,060	Market Approach	EBITDA Multiple	14.3x	Increase
Preferred equity investments	$137,844	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	7,125	Recent Transaction	Transaction Price	96.5% - 100.0% (98.5%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$78,233	Market Approach	EBITDA Multiple	11.0x - 23.3x (15.6x)	Increase
	11,358	Market Approach	Revenue Multiple	1.8x - 16.6x (9.6x)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x	Increase
	28,058	Recent Transaction	Transaction Price	100.0%	Increase
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

Blue Owl Capital Corporation III
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$60,799	$60,799	$138,579	$138,579
SPV Asset Facility I	495,696	495,696	494,922	494,922
SPV Asset Facility II	318,088	318,088	317,813	317,813
2027 Notes	321,905	275,438	321,515	268,938
July 2025 Notes	140,873	140,225	140,602	139,870
July 2027 Notes	247,114	246,250	246,879	248,125
Series 2023A Notes	99,171	100,000	—	—
Total Debt	$1,683,646	$1,636,496	$1,660,310	$1,608,247
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.3 million, $4.3 million, $1.9 million, $3.1 million, $1.1 million, $2.9 million and $0.8 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.8 million, $5.1 million, $2.2 million, $3.5 million, $1.4 million and $3.1 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	275,438	268,938
Level 3	1,361,058	1,339,309
Total Debt	$1,636,496	$1,608,247
Financial Instruments Not Carried at Fair Value
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 208% and 207%, respectively.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$66,101	$383,899	$60,799
SPV Asset Facility I	$625,000	$500,000	$46,565	$495,696
SPV Asset Facility II	$350,000	$320,000	$30,000	$318,088
2027 Notes	$325,000	$325,000	$—	$321,905
July 2025 Notes	$142,000	$142,000	$—	$140,873
July 2027 Notes	$250,000	$250,000	$—	$247,114
Series 2023A Notes	$100,000	$100,000	$—	$99,171
Total Debt	$2,242,000	$1,703,101	$460,464	$1,683,646
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.3 million, $4.3 million, $1.9 million, $3.1 million, $1.1 million, $2.9 million, and $0.8 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$28,343	$10,461	$55,536	$19,060
Amortization of debt issuance costs	1,370	1,017	2,716	1,758
Total Interest Expense	$29,713	$11,478	$58,252	$20,818
Average interest rate	6.5%	3.1%	6.4%	2.9%
Average daily borrowings	$1,720,225	$1,323,119	$1,716,177	$1,299,030

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Description of Facilities
Credit Facilities
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Blue Owl Capital Corporation III
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

Series 2022B Notes

On December 22, 2022, the Company entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60,000,000 in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “Series 2022B Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above.

Series 2023A Notes

On June 29, 2023, the Company entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “Series 2023A Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$4,343	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	6,481	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	758	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	49	19
Aramsco, Inc.	First lien senior secured delayed draw term loan	171	—
Aramsco, Inc.	First lien senior secured revolving loan	471	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	113	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
Adenza Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,513	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	872	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	389	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,234	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
CivicPlus, LLC	First lien senior secured revolving loan	848	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,729	2,729
Gainsight, Inc.	First lien senior secured revolving loan	249	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Granicus, Inc.	First lien senior secured revolving loan	819	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	1,706	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	255	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	2,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,937	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	639	504

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	312	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,837	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,519	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	638	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,332	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,269	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	257

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	642	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,510	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
The Shade Store, LLC	First lien senior secured revolving loan	2,836	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	337	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	123	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	667	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$241,300	$274,429
As of June 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, the Company solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On June 4, 2020, the Company issued 100 common shares for $1,500 to the Adviser.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2023:

	June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

The following table reflects the distributions declared on shares of the Company's common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$69,530	$(4,533)	$143,506	$21,774
Weighted average shares of common stock outstanding—basic and diluted	121,873,455	112,765,115	121,539,291	111,929,620
Earnings (loss) per common share—basic and diluted	$0.57	$(0.04)	$1.18	$0.19
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
For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $0.2 million and $1.4 million, respectively. For the three and six months ended June 30, 2022, the Company recorded U.S. federal excise tax expense of $126.0 thousand and $539.3 thousand, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a net tax benefit of approximately $1.2 thousand and $2.3 thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $1.3 thousand as of June 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) as of December 31, 2022.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$15.03	$15.05
Net investment income (loss)(1)	1.08	0.74
Net realized and unrealized gain (loss)(2)	0.09	(0.53)
Total from operations	1.17	0.21
Distributions declared from net investment income(3)	(0.92)	(0.63)
Total increase in net assets	0.25	(0.42)
Net asset value, end of period	$15.28	$14.63
Shares outstanding, end of period	122,264,641	119,534,012
Total Return, based on net asset value(4)	7.8%	1.4%
Ratios / Supplemental Data
Asset coverage ratio(5)	208.3%	233.4%
Ratio of total expenses to average net assets	8.0%	3.9%
Ratio of net investment income to average net assets	14.4%	9.8%
Net assets, end of period	$1,868,532	$1,749,043
Weighted-average shares outstanding	121,539,291	111,929,620
Total capital commitments, end of period	1,764,610	1,764,610
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	2.3%	2.3%
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
Articles of Amendment
Blue Owl Capital Corporation III was formerly known as “Owl Rock Capital Corporation III.” On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Capital Corporation III.” The Company’s new name took effect on July 6, 2023.
Dividend
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 29, 2023, payable on or before November 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation III (f/k/a Owl Rock Capital Corporation III) (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on January 27, 2020. We were formed primarily to originate and make loans to, and make debt and equity investments in middle-market companies based primarily in the United States. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We are managed by Blue Owl Diversified Credit Advisors LLC (“the Adviser” or “our Adviser”) (f/k/a Owl Rock Diversified Advisors LLC). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on June 5, 2020 (the “Initial Closing”). We have solicited $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to our Adviser, and all of which has been drawn as of June 16, 2022. From time to time during the Commitment Period (as defined below), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the seven year anniversary of the Initial Closing. If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event could include: (i) future quotation or listing of our securities on a national securities exchange (“Exchange Listing"); (ii) a transaction, including a merger, in which shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.
Placement activities are conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example, the Company and the Adviser entered into a dealer manager agreement with Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. Additionally, the Company entered into a placement agent agreement with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC ("OPFA" and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across the Blue Owl Credit platform.

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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition,we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2023, our Adviser and its affiliates have originated $78.0 billion aggregate principal amount of investments, of which $74.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and unsponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average debt investment size in each of our portfolio companies was approximately $25.8 million based on fair value. As of June 30, 2023, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 82.8% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $906 million, weighted average annual EBITDA of $194 million and an average interest coverage of 2.0x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•U.S. federal, state and local taxes;
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of June 30, 2023, we had net leverage of 0.87x debt-to-equity.
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
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions have accentuated the advantages of private credit. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 77.4% first lien senior secured debt investments (of which 71.8% we consider to be unitranche debt investments (including “last out” portions of such loans)), 12.1% second lien senior secured debt investments, 1.6% unsecured debt investments, 5.0% preferred equity investments and 3.9% common equity investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.9% and 11.9%, respectively(1). As of June 30, 2023, the weighted average spread of total debt investments was 6.4%.
As of June 30, 2023, we had investments in 139 portfolio companies with an aggregate fair value of $3.5 billion.

We expect the pace of our originations to vary. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to moderate repayments and originations over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

We also continue to invest in specialty financing portfolio companies, including Fifth Season Investments LLC ("Fifth Season"), LSI Financing 1 DAC ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

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
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$62,258	$144,075
Less: Sell downs	(566)	(10,858)
Total new investment commitments	$61,692	$133,217
Principal amount of investments funded:
First-lien senior secured debt investments	$39,760	$51,950
Second-lien senior secured debt investments	—	883
Unsecured debt investments	—	7,887
Preferred equity investments	10,000	19,077
Common equity investments	4,600	2,954
Total principal amount of investments funded	$54,360	$82,751
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(57,269)	$(205)
Second-lien senior secured debt investments	(2,400)	—
Unsecured debt investments	—	—
Preferred equity investments	(1,033)	—
Common equity investments	(195)	—
Total principal amount of investments sold or repaid	$(60,897)	$(205)
Number of new investment commitments in new portfolio companies(1)	4	14
Average new investment commitment amount	$9,147	$9,515
Weighted average term for new debt investment commitments (in years)	3.8	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	11.7%	9.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.4%	6.7%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023.
(3)For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.29% as of June 30, 2022.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,738,611	$2,743,572	(3)	$2,737,121	$2,723,784	(3)
Second-lien senior secured debt investments	437,577	427,502		442,265	427,927
Unsecured debt investments	60,617	58,218		57,458	52,409
Preferred equity investments(1)	179,051	175,840		148,104	144,978
Common equity investments(2)	126,346	137,394		108,138	117,667
Total Investments	$3,542,202	$3,542,526		$3,493,086	$3,466,765
________________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.
(3)71.8% and 73.2% of which we consider unitranche loans as of June 30, 2023 and December 31, 2022, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	3.0%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.5	1.2
Automotive	3.4	3.4
Buildings and real estate	3.6	3.3
Business services	6.4	6.2
Chemicals	2.2	2.4
Consumer products	3.3	2.9
Containers and packaging	3.5	3.7
Distribution	1.8	1.7
Education	0.6	0.6
Financial services	2.9	4.1
Food and beverage	3.6	3.9
Healthcare equipment and services	3.0	3.0
Healthcare providers and services	7.8	7.7
Healthcare technology	6.5	6.7
Household products	0.9	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.3	10.1
Internet software and services	17.3	17.5
Leisure and entertainment	2.0	2.0
Manufacturing	3.2	3.3
Pharmaceuticals(3)	0.4	—
Professional services	3.3	2.7
Specialty retail	5.1	5.2
Telecommunications	0.3	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	21.4%	22.3%
Northeast	18.0	17.6
South	28.7	28.4
West	23.5	23.3
International	8.4	8.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.6%	11.1%
Weighted average total yield of debt and income producing securities(1)	11.9%	11.4%
Weighted average interest rate of debt securities	11.5%	10.9%
Weighted average spread over base rate of all floating rate investments	6.4%	6.4%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$404,067	11.4%	$372,471	10.7%
2	2,967,185	83.7	2,983,023	86.1
3	154,974	4.4	98,235	2.8
4	16,300	0.5	—	—
5	—	0.0	13,036	0.4
Total	$3,542,526	100.0%	$3,466,765	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,227,177	99.7%	$3,212,175	99.2%
Non-accrual	9,628	0.3	24,669	0.8
Total	$3,236,805	100.0%	$3,236,844	100.0%
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
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We increased our commitment on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million, and $1.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
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

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$106.2	$58.6	$204.1	$114.8
Less: Operating expenses	36.3	17.1	71.5	32.0
Net Investment Income (Loss) Before Taxes	69.9	41.5	132.6	82.8
Less: Income taxes (benefit), including excise taxes	0.2	0.1	1.4	0.5
Net Investment Income (Loss) After Taxes	$69.7	$41.4	$131.2	$82.3
Net change in unrealized gain (loss)	(0.1)	(45.9)	23.8	(61.4)
Net realized gain (loss)	(0.1)	0.0	(11.5)	0.9
Net Increase (Decrease) in Net Assets Resulting from Operations	$69.5	$(4.5)	$143.5	$21.8
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended June 30, 2023, our net asset value per share increased, primarily driven by an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income (excluding PIK interest income)	$84.7	$48.0	$164.0	$94.5
PIK interest income	12.4	7.5	24.9	14.1
Dividend income	6.9	2.2	11.9	4.7
Other income	2.2	0.9	3.3	1.5
Total investment income	$106.2	$58.6	$204.1	$114.8
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended June 30, 2023 and 2022
Investment income increased by $47.6 million to $106.2 million for the three months ended June 30, 2023 from $58.6 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.9 billion as of June 30, 2022, to $3.3 billion as of June 30, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $116.5 million as of June 30, 2022 to $168.4 million as of June 30, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Payment-in-kind interest and dividend income represented approximately 11.7% and 3.7%, respectively, of investment income for the three months ended June 30, 2023 and approximately 12.7% and 3.7%, respectively, of investment income for the three months ended June 30, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2023 and 2022

Investment income increased by $89.3 million to $204.1 million for the six months ended June 30, 2023 from $114.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.9 billion as of June 30, 2022, to $3.3 billion as of June 30, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $116.5 million as of June 30, 2022 to $168.4 million as of June 30, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Payment-in-kind interest and dividend income represented approximately 12.2% and 4.3%, respectively, of investment income for the six months ended June 30, 2023 and approximately 12.3% and 3.6%, respectively, of investment income for the six months ended June 30, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest expense	29.7	11.5	58.3	20.8
Management fee	4.5	3.7	8.9	7.4
Professional fees	1.3	1.0	2.6	2.0
Directors' fees	0.2	0.3	0.4	0.6
Other general and administrative	0.6	0.6	1.3	1.2
Total operating expenses	$36.3	$17.1	$71.5	$32.0
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2023 and 2022
Total expenses increased by $19.2 million to $36.3 million for the three months ended June 30, 2023 from $17.1 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $0.8 million, $18.2 million and $0.2 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.3 billion period over period, as well as an increase in the average interest rate to 6.5% from 3.1% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $3.0 billion as of June 30, 2022 to $3.5 billion as of June 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses decreased period over period.
For the six months ended June 30, 2023 and 2022
Total expenses increased by $39.5 million to $71.5 million for the six months ended June 30, 2023 from $32.0 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $1.5 million, $37.5 million and $0.5 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.3 billion period over period, as well as an increase in the average interest rate to 6.4% from 2.9% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $3.0 billion as of June 30, 2022 to $3.5 billion as of June 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses decreased period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2023 we accrued U.S. federal excise tax of $0.2 million and $1.4 million, respectively. For the three and six months ended June 30, 2022 we accrued U.S. federal excise tax of $126.0 thousand and $539.3 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$(0.2)	$(45.8)	$23.6	$(61.3)
Net change in translation of assets and liabilities in foreign currencies	0.1	(0.1)	0.2	(0.1)
Income tax (provision) benefit	—	0.0	—	—
Net change in unrealized gain (loss)	$(0.1)	$(45.9)	$23.8	$(61.4)
For the three months ended June 30, 2023 and 2022
For the three months ended June 30, 2023, the net change in unrealized gain (loss) was primarily driven by the fair value of our debt investments remaining relatively flat as compared to March 31, 2023. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 98.5% as of March 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Elliott Alto Co-Investor Aggregator L.P.	$(1.8)
CD&R Value Building Partners I, L.P. (dba Belron)	1.4
Cornerstone OnDemand, Inc.	(1.4)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	1.0
ConAir Holdings LLC	0.9
Sonny's Enterprises, LLC	(0.9)
Aruba Investments Holdings, LLC (dba Angus Chemical Company)	(0.7)
Ideal Image Development, LLC	(0.7)
Associations, Inc.	(0.6)
Packaging Coordinators Midco, Inc.	0.5
Remaining portfolio companies	2.1
Total	$(0.2)
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
For the six months ended June 30, 2023 and 2022
For the six months ended June 30, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 97.7% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended months ended June 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$11.3
Muine Gall, LLC	2.1
Elliott Alto Co-Investor Aggregator L.P.	(1.7)
Cornerstone OnDemand, Inc.	(1.5)
CD&R Value Building Partners I, L.P. (dba Belron)	1.4
ConAir Holdings LLC	1.4
Asurion, LLC	1.3
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	1.3
The Shade Store, LLC	(1.1)
Phoenix Newco, Inc. (dba Parexel)	1.0
Remaining Companies	8.1
Total	$23.6
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Cornerstone OnDemand, Inc.	$(5.2)
Packaging Coordinators Midco, Inc.	(5.1)
ConAir Holdings LLC	(4.6)
CD&R Value Building Partners I, L.P. (dba Belron)	(3.0)
Asurion, LLC	(2.9)
Walker Edison Furniture Company LLC	(2.8)
When I Work, Inc.	(2.2)
Parexel International, Inc. (dba Parexel)	(2.2)
WMC Bidco, Inc. (dba West Monroe)	(1.9)
Muine Gall, LLC	(1.7)
Remaining portfolio companies	(29.7)
Total	$(61.3)
Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$0.0	$0.0	$(11.5)	$0.9
Net realized gain (loss) on foreign currency transactions	$(0.1)	$0.0	0.0	0.0
Net realized gain (loss)	$(0.1)	$0.0	$(11.5)	$0.9
Realized Gross Internal Rate of Return
Since we began investing in 2020 through June 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.2% (based on total capital invested of $174.1 million and total proceeds from these exited investments of $187.4 million). Eighty-eight percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2023, our asset coverage ratio was 208%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2023, taken together with our available debt capacity of $460.5 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2023, we had $72.3 million in cash. During the six months ended June 30, 2023, cash provided by operating activities was $74.8 million, primarily as a result of sales and repayments of $113.0 million and other operating activity of $94.9 million, partially offset by funding portfolio investments of $133.1 million. Lastly, cash used in financing activities was $62.5 million during the period, which was the result of distributions paid of $80.2 million, partially offset by proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $17.7 million.
Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.
On June 4, 2020, the Company issued 100 common shares for $1,500 to the Adviser.
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
As of June 16, 2022, all Capital Commitments had been drawn. During the six months ended June 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
Distributions
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2023:

	June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$66,101	$383,899	$60,799
SPV Asset Facility I	$625,000	$500,000	$46,565	$495,696
SPV Asset Facility II	$350,000	$320,000	$30,000	$318,088
2027 Notes	$325,000	$325,000	$—	$321,905
July 2025 Notes	$142,000	$142,000	$—	$140,873
July 2027 Notes	$250,000	$250,000	$—	$247,114
Series 2023A Notes	$100,000	$100,000	$—	$99,171
Total Debt	$2,242,000	$1,703,101	$460,464	$1,683,646
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.3 million, $4.3 million, $1.9 million, $3.1 million, $1.1 million, $2.9 million and $0.8 million respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$28,343	$10,461	$55,536	$19,060
Amortization of debt issuance costs	1,370	1,017	2,716	1,758
Total Interest Expense	$29,713	$11,478	$58,252	$20,818
Average interest rate	6.5%	3.1%	6.4%	2.9%
Average daily borrowings	$1,720,225	$1,323,119	$1,716,177	$1,299,030

Senior Securities

The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
June 30, 2023 (Unaudited)	$66.1	$2,083	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$1,941	—	N/A
SPV Asset Facility I
June 30, 2023 (Unaudited)	$500.0	$2,083	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$500.0	$1,941	—	N/A
SPV Asset Facility II
June 30, 2023 (Unaudited)	$320.0	$2,083	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$320.0	$1,941	—	N/A
2027 Notes
June 30, 2023 (Unaudited)	$325.0	$2,083	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$1,941	—	N/A
July 2025 Notes
June 30, 2023 (Unaudited)	$142.0	$2,083	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
June 30, 2023 (Unaudited)	$250.0	$2,083	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
June 30, 2023 (Unaudited)	$100.0	$2,083	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$142.0	$1,941	—	N/A
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
Description of Facilities
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

Series 2022B Notes

On December 22, 2022, we entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60,000,000 in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “Series 2022B Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above.

Series 2023A Notes

On June 29, 2023, we entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “Series 2023A Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$4,343	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	6,481	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	758	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	49	19
Aramsco, Inc.	First lien senior secured delayed draw term loan	171	—
Aramsco, Inc.	First lien senior secured revolving loan	471	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	113	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
Adenza Group, Inc.	First lien senior secured delayed draw term loan	1,834	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	13,340	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,513	5,645

Portfolio Company	Investment	June 30, 2023	December 31, 2022
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	872	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	389	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,234	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
CivicPlus, LLC	First lien senior secured revolving loan	848	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,729	2,729
Gainsight, Inc.	First lien senior secured revolving loan	249	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	819	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,839	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	1,706	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	255	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	2,643	3,071

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,937	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	639	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	312	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,837	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,519	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	638	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,332	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,269	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	257	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	642	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,510	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
The Shade Store, LLC	First lien senior secured revolving loan	2,836	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	3,919	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	337	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88

Portfolio Company	Investment	June 30, 2023	December 31, 2022
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	123	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	667	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$241,300	$274,429
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, we solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2023 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$66.1	$—	$—	$66.1	$—
SPV Asset Facility I	500.0	—	500.0	—	—
SPV Asset Facility II	320.0	—	—	320.0	—
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$1,703.1	$—	$642.0	$1,061.1	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;

•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to OCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Amergin AssetCo, Fifth Season and LSI Financing, affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS.”
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2020 and intend to continue to qualify annually thereafter as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Articles of Amendment
We were formerly known as “Owl Rock Capital Corporation III.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Capital Corporation III.” Our new name took effect on July 6, 2023.
Dividend
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 29, 2023, payable on or before November 15, 2023.
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
As of June 30, 2023, 98.1% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes and July 2027 Notes bear interest at a fixed rate.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$96,425	$26,583	$69,842
Up 200 basis points	$64,284	$17,722	$46,562
Up 100 basis points	$32,142	$8,861	$23,281
Down 100 basis points	$(32,142)	$(8,861)	$(23,281)
Down 200 basis points	$(64,284)	$(17,722)	$(46,562)
Down 300 basis points	$(96,425)	$(26,583)	$(69,842)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy has tightened in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On May 15, 2023, pursuant to our dividend reinvestment plan, we issued 809,043 shares of our common stock, at a price of $15.20 per share, to stockholders of record as of March 31, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Capital Corporation III to Blue Owl Capital Corporation III. The Company effected the name change by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.
A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1*	Articles of Amendment and Restatement, dated March 23, 2020, as amended through June 22, 2023.*

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1	Second Supplement to Master Note Purchase Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2023).

10.2
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation III and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

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

Blue Owl Capital Corporation III

Date: August 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Capital Corporation III

Date: August 10, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer