Form 10-Q
period 2023-09-30
Blue Owl Capital Corp III
filed 2023-11-08
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 8, 2023 the registrant had 122,540,788 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the escalated conflict in the Middle East;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,484,503 and $3,463,668, respectively)	$3,488,690	$3,437,381
Non-controlled, affiliated investments (amortized cost of $79,007 and $29,418, respectively)	76,925	29,384
Total investments at fair value (amortized cost of $3,563,510 and $3,493,086, respectively)	3,565,615	3,466,765
Cash	77,186	60,053
Interest receivable	25,538	21,966
Prepaid expenses and other assets	3,797	3,955
Total Assets	$3,672,136	$3,552,739
Liabilities
Debt (net of unamortized debt issuance costs of $18,305 and $21,092, respectively)	$1,687,347	$1,660,310
Distribution payable	59,174	50,425
Management fee payable	4,490	4,173
Payables to affiliates	1,402	1,926
Payable for investments purchased	7,500	—
Accrued expenses and other liabilities	25,153	22,024
Total Liabilities	1,785,066	1,738,858
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 122,540,788 and 120,693,049 shares issued and outstanding, respectively	1,225	1,207
Additional paid-in-capital	1,826,610	1,798,712
Accumulated undistributed (overdistributed) earnings	59,235	13,962
Total Net Assets	1,887,070	1,813,881
Total Liabilities and Net Assets	$3,672,136	$3,552,739
Net Asset Value Per Share	$15.40	$15.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$89,904	$58,748	$253,929	$153,282
PIK interest income	10,249	9,956	35,121	24,040
Dividend income	4,937	3,765	16,311	8,416
Other income	1,545	1,482	4,850	3,031
Total investment income from non-controlled, non-affiliated investments	106,635	73,951	310,211	188,769
Investment income from non-controlled, affiliated investments:
Payment-in-kind ("PIK") interest income	$129	$—	$129	$—
Dividend income	444	—	939	—
Other income	8	—	8	—
Total investment income from non-controlled, affiliated investments	581	—	1,076	—
Total Investment Income	107,216	73,951	311,287	188,769
Expenses
Interest expense	31,104	18,784	89,356	39,602
Management fee	4,490	3,811	13,346	11,187
Professional fees	1,186	1,032	3,761	2,986
Directors' fees	289	299	682	892
Other general and administrative	838	689	2,209	1,901
Total Expenses	37,907	24,615	109,354	56,568
Net Investment Income (Loss) Before Taxes	69,309	49,336	201,933	132,201
Income tax expense (benefit), including excise tax expense (benefit)	226	151	1,619	690
Net Investment Income (Loss) After Taxes	$69,083	$49,185	$200,314	$131,511
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$6,057	$31,216	$30,028	$(30,131)
Non-controlled, affiliated investments	(1,672)	(2)	(2,048)	(2)
Translation of assets and liabilities in foreign currencies	(168)	(382)	(1)	(474)
Income tax (provision) benefit	1	—	—	—
Total Net Change in Unrealized Gain (Loss)	4,218	30,832	27,979	(30,607)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$216	$—	$(11,249)	$875
Foreign currency transactions	(24)	(26)	(45)	(15)
Total Net Realized Gain (Loss)	192	(26)	(11,294)	860
Total Net Realized and Change in Unrealized Gain (Loss)	4,410	30,806	16,685	(29,747)
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,493	$79,991	$216,999	$101,764
Earnings (Loss) Per Share - Basic and Diluted	$0.60	$0.67	$1.78	$0.89
Weighted Average Shares Outstanding - Basic and Diluted	122,405,716	119,804,823	121,831,273	114,583,534

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(19)	First lien senior secured loan	SR +	5.75%	8/2028	$82,898	$81,639	$82,894	4.4%
Global Music Rights, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2027	—	(98)	—	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(6)(19)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	19,052	18,724	18,862	1.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	12/2027	272	248	257	—%
					102,222	100,513	102,013	5.4%
Aerospace and defense
Peraton Corp.(5)(7)(18)(19)	Second lien senior secured loan	SR +	7.75%	2/2029	14,494	14,330	14,157	0.8%
					14,494	14,330	14,157	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(11)(17)(19)	Unsecured facility	SA +	6.00% PIK	8/2025	20,558	22,199	20,559	1.1%
Hg Genesis 9 Sumoco Limited(5)(12)(17)(19)	Unsecured facility	E +	7.00% PIK	3/2027	1,085	1,121	1,084	0.1%
Hg Saturn LuchaCo Limited(5)(11)(17)(19)	Unsecured facility	SA +	7.50% PIK	3/2026	25,847	28,517	25,846	1.4%
					47,490	51,837	47,489	2.6%
Automotive
Spotless Brands, LLC (5)(7)(19)	First lien senior secured loan	SR +	6.50%	7/2028	48,242	47,426	47,759	2.6%
Spotless Brands, LLC (5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	7/2028	—	(21)	(13)	—%
					48,242	47,405	47,746	2.6%
Buildings and real estate

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Associations, Inc.(5)(7)(19)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	83,953	83,181	83,324	4.4%
Associations, Inc.(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	254	252	252	—%
Associations, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	7/2027	—	(44)	(40)	—%
RealPage, Inc.(5)(6)(18)(19)	Second lien senior secured loan	SR +	6.50%	4/2029	6,500	6,426	6,508	0.3%
					90,707	89,815	90,044	4.7%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(19)	First lien senior secured loan	SR +	5.50%	9/2028	71,370	70,807	71,191	3.8%
Denali Buyerco, LLC (dba Summit Companies)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.50%	9/2027	—	(40)	(15)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(19)	First lien senior secured loan	SR +	5.50%	9/2028	46,988	46,271	46,284	2.5%
Entertainment Benefits Group, LLC(5)(6)(19)	First lien senior secured loan	SR +	4.75%	9/2025	856	849	856	—%
Entertainment Benefits Group, LLC(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	4.75%	9/2025	22	21	22	—%
Gainsight, Inc.(5)(9)(19)	First lien senior secured loan	L +	6.75% PIK	7/2027	6,004	5,943	5,944	0.3%
Gainsight, Inc.(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.75% PIK	7/2027	430	421	422	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(19)	First lien senior secured loan	SR +	6.25%	12/2026	36,070	35,747	36,070	1.9%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(19)	First lien senior secured loan	SR +	5.50%	12/2026	397	395	396	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2023	2,372	2,355	2,366	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.25%	12/2026	229	195	229	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hercules Buyer, LLC (dba The Vincit Group)(19)(20)(23)	Unsecured notes		0.48% PIK	12/2029	1,060	1,060	1,187	—%
Kaseya Inc.(5)(7)(19)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	6/2029	8,045	7,907	8,025	0.4%
Kaseya Inc.(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	6/2024	30	25	30	—%
Kaseya Inc.(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	6/2029	122	114	121	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)(19)	First lien senior secured loan	SR +	5.25%	10/2028	39,210	38,605	38,819	2.1%
					213,205	210,675	211,947	11.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(6)(19)	Second lien senior secured loan	SR +	7.75%	11/2028	6,500	6,430	6,045	0.3%
Gaylord Chemical Company, L.L.C.(5)(7)(19)	First lien senior secured loan	SR +	6.00%	3/2027	67,114	66,657	66,778	3.5%
Gaylord Chemical Company, L.L.C.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	3/2026	—	(21)	(20)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	4/2027	5,994	5,906	5,994	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	4/2026	92	88	92	—%
					79,700	79,060	78,889	4.1%
Consumer products
ConAir Holdings LLC(5)(6)(19)	Second lien senior secured loan	SR +	7.50%	5/2029	45,000	44,431	42,638	2.3%
Foundation Consumer Brands, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.25%	2/2027	8,232	8,093	8,232	0.4%
Lignetics Investment Corp.(5)(7)(19)	First lien senior secured loan	SR +	6.00%	11/2027	56,429	55,915	55,864	3.0%
Lignetics Investment Corp.(5)(8)(14)(19)	First lien senior secured revolving loan	SR +	6.00%	10/2026	7,392	7,333	7,316	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(7)(19)	First lien senior secured loan	SR +	5.25%	3/2029	745	733	715	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.25%	3/2029	46	45	43	—%
					117,844	116,550	114,808	6.1%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(19)	First lien senior secured loan	SR +	6.40%	10/2028	64,177	63,535	64,177	3.4%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.40%	9/2027	—	(34)	—	—%
Fortis Solutions Group, LLC(5)(7)(19)	First lien senior secured loan	SR +	5.50%	10/2028	31,328	30,844	30,623	1.6%
Fortis Solutions Group, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.50%	10/2027	—	(42)	(71)	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)(19)	First lien senior secured loan	SR +	6.25%	5/2028	890	883	890	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(5)(6)(19)	Second lien senior secured loan	SR +	6.75%	8/2029	30,000	30,000	29,925	1.6%
Pregis Topco LLC(5)(6)(19)	Second lien senior secured loan	SR +	7.75%	8/2029	2,500	2,500	2,500	0.1%
					128,912	127,702	128,061	6.7%
Distribution
ABB/Con-cise Optical Group LLC(5)(7)(19)	First lien senior secured loan	SR +	7.50%	2/2028	850	840	818	—%
Aramsco, Inc.(5)(6)(19)	First lien senior secured loan	SR +	5.75%	8/2025	4,038	4,020	4,038	0.2%
Aramsco, Inc.(5)(6)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	430	423	430	—%
Aramsco, Inc.(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2025	188	187	188	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(6)(19)	First lien senior secured loan	SR +	6.25%	11/2025	57,833	57,445	57,833	3.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	6.25%	11/2024	264	253	264	—%
					63,603	63,168	63,571	3.3%
Education
Pluralsight, LLC(5)(7)(19)	First lien senior secured loan	SR +	8.00%	4/2027	20,640	20,498	19,970	1.1%
Pluralsight, LLC(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	8.00%	4/2027	811	804	769	—%
					21,451	21,302	20,739	1.1%
Financial services
Adenza Group, Inc.(5)(6)(19)	First lien senior secured loan	SR +	5.75%	12/2027	45,180	44,809	45,180	2.4%
Adenza Group, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(23)	—	—%
Finastra USA, Inc.(5)(7)(17)(19)	First lien senior secured loan	SR +	7.25%	9/2029	12,014	11,895	11,895	0.6%
Finastra USA, Inc.(5)(7)(14)(17)(19)	First lien senior secured revolving loan	SR +	7.25%	9/2029	264	252	252	—%
KRIV Acquisition Inc. (dba Riveron)(5)(7)(19)	First lien senior secured loan	SR +	6.50%	7/2029	1,759	1,708	1,706	0.1%
KRIV Acquisition Inc. (dba Riveron)(5)(14)(15)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	7/2029	—	(4)	(4)	—%
KRIV Acquisition Inc. (dba Riveron)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	7/2029	—	(7)	(7)	—%
Muine Gall, LLC(5)(8)(17)(19)(25)	First lien senior secured loan	SR +	7.00% PIK	9/2026	28,572	28,760	28,572	1.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(19)	First lien senior secured loan	SR +	5.75%	9/2025	9,312	9,240	9,266	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2023	3,023	2,996	3,008	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	9/2025	—	(4)	(3)	—%
Smarsh Inc.(5)(8)(19)	First lien senior secured loan	SR +	6.50%	2/2029	762	756	760	—%
Smarsh Inc.(5)(8)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	95	94	95	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Smarsh Inc.(5)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	2/2029	—	—	—	—%
					100,981	100,472	100,720	5.3%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(6)(19)	Second lien senior secured loan	SR +	7.00%	9/2029	6,000	5,959	5,955	0.3%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	5/2027	34,873	34,590	34,786	1.8%
BP Veraison Buyer, LLC (dba Sun World)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	5/2027	—	(34)	(11)	—%
CFS Brands, LLC(5)(10)(19)	First lien senior secured loan	P +	2.00%	3/2025	2,198	2,158	2,198	0.1%
Hissho Sushi Merger Sub LLC(5)(7)(19)	First lien senior secured loan	SR +	5.50%	5/2028	894	887	894	—%
Hissho Sushi Merger Sub LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.50%	5/2028	—	(1)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(6)(19)	First lien senior secured loan	SR +	6.25%	3/2027	37,000	36,493	36,539	1.9%
KBP Brands, LLC(5)(7)(19)	First lien senior secured loan	SR +	8.00% (1.50% PIK)	5/2027	285	283	280	—%
KBP Brands, LLC(5)(6)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	8.00% (1.50% PIK)	12/2023	654	648	642	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(19)	First lien senior secured loan	SR +	7.50% (4.00% PIK)	9/2026	10,372	10,288	9,076	0.5%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(19)	First lien senior secured revolving loan	SR +	7.50% (4.00% PIK)	9/2026	735	731	643	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(19)	First lien senior secured revolving loan	SR +	7.50% (4.00% PIK)	9/2026	25	25	22	—%
Shearer's Foods, LLC(5)(6)(19)	Second lien senior secured loan	SR +	7.75%	9/2028	21,600	21,447	21,600	1.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ultimate Baked Goods Midco, LLC(5)(6)(19)	First lien senior secured loan	SR +	6.25%	8/2027	16,211	15,926	16,211	0.9%
Ultimate Baked Goods Midco, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.25%	8/2027	—	(32)	—	—%
					130,847	129,368	128,835	6.6%
Healthcare equipment and services
Bamboo US BidCo LLC(5)(7)(19)	First lien senior secured loan	SR +	6.00%	9/2030	2,462	2,388	2,388	0.1%
Bamboo US BidCo LLC(5)(12)(19)	First lien senior secured EUR term loan	E +	6.00%	9/2030	1,621	1,573	1,573	0.1%
Bamboo US BidCo LLC(5)(14)(15)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	3/2025	—	(6)	(6)	—%
Bamboo US BidCo LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(15)	(15)	—%
Confluent Medical Technologies, Inc.(5)(7)(19)	Second lien senior secured loan	SR +	6.50%	2/2030	1,000	983	980	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(19)	First lien senior secured loan	SR +	5.75%	2/2029	843	830	833	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group) (5)(7)(19)	First lien senior secured loan	SR +	5.75%	2/2029	2,963	2,878	2,925	0.2%
Medline Borrower, LP(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	3.25%	10/2026	—	(25)	(32)	—%
Packaging Coordinators Midco, Inc.(5)(7)(19)	Second lien senior secured loan	SR +	7.00%	12/2029	54,269	53,238	53,048	2.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(17)(19)	First lien senior secured loan	SR +	6.75%	1/2028	37,738	37,312	37,360	2.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(14)(15)(17)(19)	First lien senior secured revolving loan	SR +	6.75%	1/2026	—	(26)	(27)	—%
Rhea Parent, Inc.(5)(7)(19)	First lien senior secured loan	SR +	5.50%	2/2029	764	752	760	—%
					101,660	99,882	99,787	5.3%
Healthcare providers and services
Belmont Buyer, Inc. (dba Valenz)(5)(8)(19)	First lien senior secured loan	SR +	6.50%	6/2029	3,683	3,610	3,627	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Belmont Buyer, Inc. (dba Valenz)(5)(8)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	348	337	343	—%
Belmont Buyer, Inc. (dba Valenz)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	6/2029	—	(8)	(7)	—%
Covetrus Inc.(5)(7)(19)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,526	24,875	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)(19)	First lien senior secured loan	SR +	5.50%	3/2025	2,491	2,491	2,479	0.1%
Engage Debtco Limited (5)(7)(17)(19)	First lien senior secured loan	SR +	5.90%	7/2029	1,000	979	983	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)(19)	First lien senior secured loan	SR +	9.75% PIK	9/2028	29,140	28,726	28,412	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(19)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	4/2026	17,942	17,770	17,539	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	7.00%	4/2026	898	881	862	—%
Natural Partners, LLC(5)(7)(17)(19)	First lien senior secured loan	SR +	6.00%	11/2027	2,293	2,258	2,276	0.1%
Natural Partners, LLC(5)(14)(15)(17)(19)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(2)	(1)	—%
OB Hospitalist Group, Inc.(5)(7)(19)	First lien senior secured loan	SR +	5.50%	9/2027	51,922	51,175	51,013	2.7%
OB Hospitalist Group, Inc.(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.50%	9/2027	3,106	3,015	2,986	0.2%
Pacific BidCo Inc. (5)(7)(17)(19)	First lien senior secured loan	SR +	5.90%	8/2029	10,397	10,171	10,267	0.5%
Pacific BidCo Inc. (5)(14)(15)(16)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2025	—	(12)	—	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(19)	Second lien senior secured loan	SR +	6.50%	11/2029	85,000	84,299	84,363	4.5%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	5/2029	674	662	660	—%
Plasma Buyer LLC (dba Pathgroup)(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(1)	(2)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	5/2028	15	14	14	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

PPV Intermediate Holdings, LLC (5)(7)(19)	First lien senior secured loan	SR +	5.75%	8/2029	27,986	27,490	27,706	1.5%
PPV Intermediate Holdings, LLC (5)(14)(15)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	9/2025	—	(9)	—	—%
PPV Intermediate Holdings, LLC (5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2029	—	(34)	(20)	—%
Quva Pharma, Inc.(5)(6)(19)	First lien senior secured loan	SR +	5.50%	4/2028	11,582	11,334	11,466	0.6%
Quva Pharma, Inc.(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.50%	4/2026	260	242	248	—%
TC Holdings, LLC (dba TrialCard)(5)(8)(19)	First lien senior secured loan	SR +	5.00%	4/2027	2,204	2,188	2,204	0.1%
TC Holdings, LLC (dba TrialCard)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.00%	4/2027	—	(2)	—	—%
Tivity Health, Inc(5)(7)(19)	First lien senior secured loan	SR +	6.00%	6/2029	990	969	983	0.1%
Unified Women's Healthcare, LP(5)(6)(19)	First lien senior secured loan	SR +	5.25%	6/2029	904	898	904	—%
Unified Women's Healthcare, LP(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.25%	6/2029	20	20	20	—%
Vermont Aus Pty Ltd(5)(7)(17)(19)	First lien senior secured loan	SR +	5.50%	3/2028	985	966	973	0.1%
					278,840	274,953	275,173	14.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	8/2028	53,360	52,712	52,693	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2023	2,768	2,684	2,720	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2026	878	822	808	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(17)(19)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	389	434	385	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(17)(19)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	2,034	2,264	2,020	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	10/2028	20,659	20,338	20,349	1.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	10/2027	669	647	644	—%
Imprivata, Inc.(5)(6)(19)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	882	—%
Intelerad Medical Systems Incorporated(5)(7)(17)(19)	First lien senior secured loan	SR +	6.50%	8/2026	44,282	43,915	43,507	2.3%
Intelerad Medical Systems Incorporated(5)(7)(14)(17)(19)	First lien senior secured revolving loan	SR +	6.50%	8/2026	2,119	2,101	2,066	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(19)	First lien senior secured loan	SR +	7.00%	12/2026	4,711	4,689	4,663	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(14)(16)(19)	First lien senior secured revolving loan	SR +	7.00%	12/2024	113	111	109	—%
Ocala Bidco, Inc.(5)(7)(19)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	53,046	52,058	52,251	2.8%
Ocala Bidco, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(50)	(13)	—%
Ocala Bidco, Inc.(5)(7)(19)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	30,555	30,108	30,250	1.6%
RL Datix Holdings (USA), Inc.(5)(8)(17)(19)	First lien senior secured loan	SR +	4.50%	4/2025	11,900	11,778	11,781	0.6%
RL Datix Holdings (USA), Inc.(5)(8)(14)(17)(19)	First lien senior secured revolving loan	SR +	4.50%	10/2024	343	312	313	—%
RL Datix Holdings (USA), Inc.(5)(8)(17)(19)	Second lien senior secured loan	SR +	7.75%	4/2026	6,167	6,076	6,121	0.3%
					234,875	231,873	231,549	12.0%
Household products
Aptive Environmental, LLC(19)(23)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,198	2,808	3,278	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(6)(19)	Unsecured facility	SR +	10.75% PIK	4/2032	1,838	1,797	1,824	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(19)	First lien senior secured loan	SR +	5.75%	4/2029	5,177	5,090	5,152	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	1,260	1,227	1,254	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	4/2028	—	(8)	(3)	—%
Simplisafe Holding Corporation(5)(6)(19)	First lien senior secured loan	SR +	6.25%	5/2028	2,032	1,999	2,017	0.1%
Simplisafe Holding Corporation(5)(6)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	68	66	68	—%
					13,573	12,979	13,590	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(19)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,038	40,459	2.1%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(19)	First lien senior secured loan	SR +	6.00%	9/2028	68,189	67,142	67,678	3.6%
IG Investments Holdings, LLC (dba Insight Global)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	9/2027	—	(72)	(41)	—%
					112,772	111,108	108,096	5.7%
Infrastructure and environmental services
AWP Group Holdings, Inc.(5)(7)(19)	First lien senior secured loan	SR +	5.50%	12/2029	764	751	751	—%
AWP Group Holdings, Inc.(5)(7)(14)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2025	8	6	7	—%
AWP Group Holdings, Inc.(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.50%	12/2029	51	49	49	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	3/2028	677	666	668	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	3/2028	19	17	17	—%
					1,519	1,489	1,492	—%
Insurance
Abacus Life, Inc.(5)(7)(19)	First lien senior secured loan	SR +	7.25%	7/2028	2,250	2,207	2,205	0.2%
Abacus Life, Inc.(5)(14)(15)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	1/2024	—	(43)	(45)	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Alera Group, Inc.(5)(6)(19)	First lien senior secured loan	SR +	6.00%	10/2028	88,208	86,696	88,208	4.8%
AmeriLife Holdings LLC (5)(6)(19)	First lien senior secured loan	SR +	5.75%	8/2029	7,218	7,090	7,182	0.4%
AmeriLife Holdings LLC (5)(8)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	1,203	1,177	1,197	0.1%
AmeriLife Holdings LLC (5)(8)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2028	152	137	147	—%
Ardonagh Midco 2 Plc(17)(18)(19)(23)	Unsecured notes		11.50%	1/2027	256	255	250	—%
Ardonagh Midco 3 Plc(5)(11)(17)(19)	First lien senior secured GBP term loan	SA +	7.00%	7/2026	2,274	2,313	2,275	0.1%
Ardonagh Midco 3 Plc(5)(13)(17)(19)	First lien senior secured EUR term loan	E +	7.00%	7/2026	208	217	208	—%
Ardonagh Midco 3 Plc(5)(8)(17)(19)	First lien senior secured USD term loan	SR +	5.75%	7/2026	576	569	576	—%
Ardonagh Midco 3 Plc(5)(13)(17)(19)	First lien senior secured GBP delayed draw term loan	E +	5.75%	7/2026	214	237	214	—%
Ardonagh Midco 3 Plc(5)(13)(17)(19)	First lien senior secured EUR delayed draw term loan	E +	6.50%	7/2026	13,552	12,510	13,552	0.7%
Asurion, LLC(5)(6)(18)(19)	Second lien senior secured loan	SR +	5.25%	1/2028	5,000	5,000	4,490	0.2%
Asurion, LLC(5)(6)(18)(19)	Second lien senior secured loan	SR +	5.25%	1/2029	15,000	14,886	13,268	0.7%
Brightway Holdings, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.50%	12/2027	17,626	17,460	17,274	0.9%
Brightway Holdings, LLC(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	12/2027	1,053	1,034	1,011	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(19)	First lien senior secured loan	SR +	6.25%	4/2028	29,282	28,982	29,062	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.25%	4/2027	—	(19)	(17)	—%
Integrity Marketing Acquisition, LLC(5)(7)(19)	First lien senior secured loan	SR +	5.80%	8/2026	4,033	4,023	4,033	0.2%
Integrity Marketing Acquisition, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.00%	8/2026	204	202	204	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Integrity Marketing Acquisition, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.05%	8/2026	400	398	400	—%
Integrity Marketing Acquisition, LLC(5)(14)(15)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	2/2025	—	(8)	—	—%
Integrity Marketing Acquisition, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	8/2026	—	(2)	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(6)(19)	First lien senior secured loan	SR +	10.50% PIK	7/2030	13,556	13,397	13,523	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(6)(19)	First lien senior secured loan	SR +	6.00%	11/2028	33,722	33,462	32,879	1.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(11)	(39)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(19)(23)	First lien senior secured loan		9.00% PIK	10/2031	38,177	35,496	35,410	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(19)	First lien senior secured loan	SR +	5.50%	8/2028	35,885	35,269	35,410	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(10)(14)(19)	First lien senior secured revolving loan	P +	4.00%	8/2027	1,960	1,893	1,896	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	7/2027	14,792	14,587	14,681	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	7/2027	—	(14)	(8)	—%
					326,801	319,400	319,446	17.4%
Internet software and services
Anaplan, Inc.(5)(6)(19)	First lien senior secured loan	SR +	6.50%	6/2029	27,016	26,783	27,016	1.4%
Anaplan, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	6/2028	—	(15)	—	—%
Avalara, Inc.(5)(7)(19)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,911	27,136	1.4%
Avalara, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(34)	(14)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(19)	First lien senior secured loan	SR +	7.50% PIK	10/2028	23,568	23,231	23,273	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	10/2027	319	295	299	—%
BCPE Nucleon (DE) SPV, LP(5)(8)(17)(19)	First lien senior secured loan	SR +	7.00%	9/2026	40,000	39,650	40,000	2.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(19)	First lien senior secured loan	SR +	7.00%	12/2026	10,469	10,402	10,469	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(13)	—	—%
CivicPlus, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.75% (2.50% PIK)	8/2027	15,692	15,581	15,692	0.8%
CivicPlus, LLC(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	6.00%	8/2027	83	76	83	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(8)(19)	Unsecured notes	SR +	11.75% PIK	6/2034	7,485	7,313	7,467	0.4%
Coupa Holdings, LLC(5)(6)(19)	First lien senior secured loan	SR +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	7.50%	2/2029	—	(1)	(1)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(19)	First lien senior secured loan	SR +	6.50%	11/2027	19,252	19,111	19,252	1.0%
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	11/2027	391	378	391	—%
Forescout Technologies, Inc.(5)(7)(19)	First lien senior secured loan	SR +	9.00% (9.00% PIK)	8/2026	17,306	17,229	17,393	1.0%
Forescout Technologies, Inc.(5)(7)(19)	First lien senior secured loan	SR +	9.00% (9.00% PIK)	8/2026	9,294	9,233	9,341	0.5%
Forescout Technologies, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	8.00%	7/2024	—	(34)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Forescout Technologies, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	8.00%	8/2026	—	(15)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(19)	First lien senior secured loan	SR +	5.50%	8/2027	8,200	8,057	7,769	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2027	1,845	1,822	1,748	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.50%	8/2027	303	289	257	—%
Granicus, Inc.(5)(7)(19)	First lien senior secured loan	SR +	5.50%	1/2027	13,426	13,230	13,225	0.7%
Granicus, Inc.(5)(7)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	1/2027	2,516	2,484	2,478	0.1%
Granicus, Inc.(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	1/2027	546	530	528	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	5/2026	8,925	8,896	8,902	0.5%
Hyland Software, Inc.(5)(6)(19)	First lien senior secured loan	SR +	6.00%	9/2030	14,315	14,101	14,100	0.7%
Hyland Software, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	9/2029	—	(10)	(10)	—%
MessageBird BidCo B.V.(5)(6)(17)(19)	First lien senior secured loan	SR +	6.75%	5/2027	9,333	9,197	9,263	0.5%
Ministry Brands Holdings, LLC. (5)(6)(19)	First lien senior secured loan	SR +	5.50%	12/2028	10,347	10,181	10,166	0.5%
Ministry Brands Holdings, LLC. (5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	537	507	506	—%
Ministry Brands Holdings, LLC. (5)(6)(14)(19)	First lien senior secured revolving loan	SR +	5.50%	12/2027	454	440	436	—%
Proofpoint, Inc.(5)(6)(18)(19)	Second lien senior secured loan	SR +	6.25%	8/2029	7,500	7,470	7,507	0.4%
QAD Inc.(5)(6)(19)	First lien senior secured loan	SR +	5.38%	11/2027	45,802	45,129	45,001	2.5%
QAD Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(82)	(105)	—%
Sailpoint Technologies Holdings, Inc. (5)(6)(19)	First lien senior secured loan	SR +	6.25%	8/2029	22,820	22,394	22,649	1.2%
Sailpoint Technologies Holdings, Inc. (5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.25%	8/2028	—	(35)	(16)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Securonix, Inc.(5)(7)(19)	First lien senior secured loan	SR +	6.50%	4/2028	847	841	803	—%
Securonix, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	4/2028	—	(1)	(8)	—%
Tahoe Finco, LLC(5)(6)(17)(19)	First lien senior secured loan	SR +	6.00%	9/2028	83,721	83,075	83,093	4.5%
Tahoe Finco, LLC(5)(14)(15)(17)(19)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(42)	(47)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(19)	First lien senior secured loan	SR +	5.75%	6/2028	35,552	35,292	35,374	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	6/2028	2,880	2,880	2,865	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	5.75%	6/2027	1,807	1,793	1,796	0.1%
When I Work, Inc.(5)(7)(19)	First lien senior secured loan	SR +	7.00% PIK	11/2027	24,674	24,510	24,243	1.3%
When I Work, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(28)	(73)	—%
Zendesk, Inc.(5)(7)(19)	First lien senior secured loan	SR +	6.75% (3.25% PIK)	11/2028	23,840	23,320	23,483	1.2%
Zendesk, Inc.(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(75)	(29)	—%
Zendesk, Inc.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(52)	(36)	—%
					519,123	512,960	514,434	27.3%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(19)	First lien senior secured loan	SR +	5.75%	8/2027	69,527	69,285	69,179	3.7%
Troon Golf, L.L.C.(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.75%	8/2026	—	(15)	(27)	—%
					69,527	69,270	69,152	3.7%
Manufacturing
BCPE Watson (DE) ORML, LP (5)(8)(17)(19)(25)	First lien senior secured loan	SR +	6.50%	7/2028	5,000	4,958	4,975	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(19)	Second lien senior secured loan	SR +	8.25%	12/2028	6,300	6,183	6,221	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(19)	First lien senior secured loan	SR +	6.00%	7/2027	45,511	45,197	45,511	2.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(19)	First lien senior secured loan	SR +	6.25%	7/2027	6,930	6,817	6,930	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.00%	7/2027	1,929	1,906	1,929	0.1%
Sonny's Enterprises LLC(5)(7)(19)	First lien senior secured loan	SR +	6.75%	8/2028	51,423	50,945	51,037	2.7%
Sonny's Enterprises LLC(5)(14)(15)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(9)	(5)	—%
Sonny's Enterprises LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.75%	8/2027	—	(79)	(34)	—%
					117,093	115,918	116,564	6.3%
Professional services
Apex Group Treasury, LLC(5)(7)(17)(19)	Second lien senior secured loan	SR +	6.75%	7/2029	11,618	11,461	11,501	0.6%
Apex Service Partners, LLC(5)(7)(19)	First lien senior secured loan	SR +	5.50%	7/2025	989	981	989	0.1%
Apex Service Partners, LLC(5)(8)(14)(19)	First lien senior secured revolving loan	SR +	5.25%	7/2025	31	31	31	—%
Apex Service Partners Intermediate 2, LLC (19)(23)	First lien senior secured loan		12.50% PIK	7/2027	23,154	22,746	23,154	1.2%
Guidehouse Inc.(5)(6)(19)	First lien senior secured loan	SR +	6.25%	10/2028	43,687	43,349	43,469	2.4%
Relativity ODA LLC(5)(6)(19)	First lien senior secured loan	SR +	6.50%	5/2027	17,320	17,172	17,320	0.9%
Relativity ODA LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	6.50%	5/2027	—	(13)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(7)(19)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	5/2026	17,961	17,841	17,916	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(12)(19)	First lien senior secured EUR term loan	E +	7.50% (2.25% PIK)	5/2026	3,425	3,491	3,416	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Sensor Technology Topco, Inc. (dba Humanetics)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.50%	5/2026	642	631	638	—%
					118,827	117,690	118,434	6.3%
Specialty retail
Ideal Image Development, LLC (5)(7)(19)	First lien senior secured loan	SR +	6.50%	9/2027	7,727	7,599	7,012	0.4%
Ideal Image Development, LLC (5)(7)(19)	First lien senior secured revolving loan	SR +	6.50%	9/2027	1,220	1,200	1,107	0.1%
Milan Laser Holdings LLC(5)(6)(19)	First lien senior secured loan	SR +	5.00%	4/2027	40,538	40,275	40,538	2.1%
Milan Laser Holdings LLC(5)(14)(15)(19)	First lien senior secured revolving loan	SR +	5.00%	4/2026	—	(18)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(19)	First lien senior secured loan	SR +	6.75%	11/2027	59,849	59,176	57,007	3.0%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(14)(16)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,216	5,125	4,845	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.75%	5/2027	352	300	101	—%
The Shade Store, LLC(5)(7)(19)	First lien senior secured loan	SR +	6.00%	10/2027	58,057	57,529	55,734	3.0%
The Shade Store, LLC (5)(7)(19)	First lien senior secured loan	SR +	7.00%	10/2027	9,193	8,964	8,940	0.5%
The Shade Store, LLC(5)(7)(14)(19)	First lien senior secured revolving loan	SR +	6.00%	10/2026	2,600	2,555	2,364	0.1%
					184,752	182,705	177,648	9.5%
Telecommunications
EOS U.S. Finco LLC(5)(7)(17)(19)	First lien senior secured loan	SR +	6.00%	10/2029	8,705	8,280	8,531	0.5%
EOS U.S. Finco LLC(5)(14)(15)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	5/2026	—	(30)	—	—%
Park Place Technologies, LLC(5)(6)(18)(19)	First lien senior secured loan	SR +	5.00%	11/2027	7,313	7,122	7,185	0.4%
					16,018	15,372	15,716	0.9%
Transportation
Motus Group, LLC(5)(6)(19)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,917	9,875	0.5%
					10,000	9,917	9,875	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Total non-controlled/non-affiliated portfolio company debt investments					3,265,078	3,227,713	3,219,975	170.6%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(17)(19)(21)(22)	LP Interest		N/A	N/A	32,866	32,912	39,077	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(19)(21)(23)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	37,361	38,186	2.0%
						70,273	77,263	4.1%
Buildings and real estate
Associations Finance, Inc.(19)(21)(23)	Preferred Stock		13.50% PIK	N/A	35,000,000	37,836	38,313	2.0%
Dodge Construction Network Holdings, L.P.(19)(21)(22)	Class A-2 Common Units		N/A	N/A	431,889	368	303	—%
Dodge Construction Network Holdings, L.P. (5)(7)(19)(21)	Series A Preferred Units	SR +	8.25%	N/A	0	9	7	—%
						38,213	38,623	2.0%
Business services
Denali Holding, LP (dba Summit Companies)(19)(21)(22)	Class A Units		N/A	N/A	413,725	4,214	6,153	0.3%
Hercules Buyer LLC (dba The Vincit Group)(19)(20)(21)(22)	Common Units		N/A	N/A	450	452	503	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(19)(21)(23)	Perpetual Preferred Stock		11.75% PIK	N/A	6,000	6,609	6,723	0.4%
						11,275	13,379	0.7%
Consumer products
ASP Conair Holdings LP(19)(21)(22)	Class A Units		N/A	N/A	12,857	1,286	1,214	0.1%
						1,286	1,214	0.1%
Financial services
Amergin Asset Management, LLC (17)(19)(21)(22)	Class A Units		N/A	N/A	50,000,000	—	—	—%
						—	—	—%
Food and beverage

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hissho Sushi Holdings, LLC (19)(21)(22)	Class A Units	N/A	N/A	7,502	75	97	—%
					75	97	—%
Healthcare equipment and services
KPCI Holdings, LP(19)(21)(22)	Class A Units	N/A	N/A	6,169	6,701	7,120	0.5%
Maia Aggregator, LP(19)(21)(22)	Class A-2 Units	N/A	N/A	112,360	112	119	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(19)(21)(23)	Class A Units	8.00% PIK	N/A	1,798	2,171	2,171	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(19)(21)(22)	Class B Units	N/A	N/A	24,765	75	378	—%
Rhea Acquisition Holdings, LP(19)(21)(22)	Series A-2 Units	N/A	N/A	119,048	119	161	—%
					9,178	9,949	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(19)(21)(22)	Class A Interests	N/A	N/A	3,017	3,017	2,661	0.1%
					3,017	2,661	0.1%
Healthcare technology
Minerva Holdco, Inc.(19)(21)(23)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,284	2,191	0.1%
					2,284	2,191	0.1%
Household products
Evology LLC(19)(21)(22)	Class B Units	N/A	N/A	113	540	516	—%
					540	516	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (19)(21)(23)	Series A Preferred Stock	10.50% PIK	N/A	12,750	14,925	13,024	0.8%
					14,925	13,024	0.8%
Insurance
Accelerate Topco Holdings, LLC (19)(21)(22)	Common Units	N/A	N/A	5,129	142	162	—%
Evolution Parent, LP (dba SIAA)(19)(21)(22)	LP Interest	N/A	N/A	8,919	892	998	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(19)(21)(22)	LP Interest		N/A	N/A	421	426	408	—%
Hockey Parent Holdings, L.P.(19)(21)(22)	Class A Units		N/A	N/A	3,731	7,500	7,500	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(19)(21)(22)	Class A Units		N/A	N/A	3,770,772	9,563	17,218	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(14)(19)(21)(23)	Series A Preferred Units		15.00% PIK	N/A	2,386	1,764	1,872	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(19)(21)(22)	Class A Unit Warrants		N/A	N/A	335,816	1,146	1,147	—%
						21,433	29,305	1.5%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(19)(21)(22)	Class A Common Stock		N/A	N/A	57,000	5,700	4,808	0.3%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(19)(21)(22)	Common Units		N/A	N/A	1,729,439	1,729	1,776	0.1%
Elliott Alto Co-Investor Aggregator L.P. (17)(19)(21)(22)	LP Interest		N/A	N/A	2,873,134	2,890	2,722	0.1%
Project Hotel California Co-Invest Fund, L.P. (17)(19)(21)(22)	LP Interest		N/A	N/A	1,342,354	1,343	1,402	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (17)(19)(21)(22)	LP Interest		N/A	N/A	470,219	470	491	—%
MessageBird Holding B.V.(17)(19)(21)(22)	Extended Series C Warrants		N/A	N/A	25,540	157	29	—%
Picard Holdco, Inc.(5)(7)(19)(21)	Series A Preferred Stock	SR +	12.00%	N/A	19,421	20,518	18,562	1.0%
Project Alpine Co-Invest Fund, LP (17)(19)(21)(22)	LP Interest		N/A	N/A	2,000,000	2,001	2,195	0.1%
Thunder Topco L.P. (dba Vector Solutions)(19)(21)(22)	Common Units		N/A	N/A	2,138,653	2,139	2,374	0.1%
WMC Bidco, Inc. (dba West Monroe)(19)(21)(23)	Senior Preferred Stock		11.25% PIK	N/A	33,385	40,587	39,124	2.1%
Zoro TopCo, Inc.(19)(21)(23)	Series A Preferred Stock		12.50% PIK	N/A	3,225	3,370	3,409	0.3%
Zoro TopCo, LP(19)(21)(22)	Class A Common Units		N/A	N/A	268,735	2,687	2,820	0.1%
						83,591	79,712	4.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(19)(21)(22)	LP Interest		N/A	N/A	7,000	700	781	—%
						700	781	—%
Total non-controlled/non-affiliated portfolio company equity investments						$256,790	$268,715	14.3%
Total non-controlled/non-affiliated portfolio company investments						$3,484,503	$3,488,690	184.9%
Non-controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(27)	First lien senior secured loan		12.00% PIK	7/2030	$6,063	$6,063	$6,063	0.3%
					6,063	6,063	6,063	0.3%
Household products
Walker Edison Furniture Company LLC(5)(6)(19)(26)(27)	First lien senior secured loan	SR +	6.75% PIK	3/2027	6,868	6,130	6,629	0.4%
Walker Edison Furniture Company LLC(5)(6)(14)(16)(19)(26)(27)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	3/2027	174	167	157	—%
Walker Edison Furniture Company LLC(5)(6)(19)(26)(27)	First lien senior secured revolving loan	SR +	6.25% PIK	3/2027	3,333	3,333	3,267	0.2%
					10,375	9,630	10,053	0.6%
Total non-controlled/affiliated portfolio company debt investments					16,438	15,693	16,116	0.9%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC (14)(17)(19)(21)(22)(27)	LLC Interest		N/A	N/A	361,333	5,119	5,118	0.3%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (14)(17)(19)(21)(22)(27)	LLC Interest		N/A	N/A	666,707	3,990	3,994	0.2%
						9,109	9,112	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Household products
Walker Edison Holdco LLC(19)(21)(22)(27)	Common Units	N/A	N/A	72,917	7,046	4,212	0.2%
					7,046	4,212	0.2%
Insurance
Fifth Season Investments LLC(19)(21)(27)	Class A Units	N/A	N/A	8	34,580	34,580	1.8%
					34,580	34,580	1.8%
Pharmaceuticals
LSI Financing 1 DAC(17)(19)(21)(27)	Preferred Equity	N/A	N/A	12,756,785	12,579	12,905	0.6%
					12,579	12,905	0.6%
Total non-controlled/affiliated portfolio company equity investments					$63,314	$60,809	3.1%
Total non-controlled/affiliated portfolio company investments					$79,007	$76,925	4.0%
Total Investments					$3,563,510	$3,565,615	188.9%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of September 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $11.5 million based on a tax cost basis of $3.6 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $24.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $36.3 million.
(5)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six-, or twelve-month SOFR), London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six-, or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%
(9)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(10)The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
(13)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2023 was 4.13%.
(14)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(15)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(16)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(18)Level 2 investment.
(19)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(20)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $329.5 million or 17.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
Zoro TopCo, LP	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
(22)Investment is non-income producing.
(23)Investment contains a fixed-rate structure.
(24)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II. See Note 6 “Debt”.
(25)Investment is not pledged as collateral for the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II.
(26)Loan was on non-accrual status as of September 30, 2023.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(27)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended September 30, 2023, were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2023	Interest Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$10,058	$(7)	$6	$—	$10,057	$129	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	262	4,856	—	—	—	5,118	—	—	—
Fifth Season Investments LLC	25,110	9,470	—	—	—	34,580	—	801	—
LSI Financing 1 DAC	4,012	9,777	(1,244)	360	—	12,905	—	138	—
Walker Edison Furniture Company LLC	—	16,679	—	(2,414)	—	14,265	—	—	8
Total	$29,384	$50,840	$(1,251)	$(2,048)	$—	$76,925	$129	$939	$8
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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,083	$49,185	$200,314	$131,511
Net change in unrealized gain (loss)	4,218	30,832	27,979	(30,607)
Net realized gain (loss)	192	(26)	(11,294)	860
Net Increase (Decrease) in Net Assets Resulting from Operations	73,493	79,991	216,999	101,764
Distributions
Distributions declared from earnings(1)	(59,174)	(42,326)	(171,726)	(114,540)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(59,174)	(42,326)	(171,726)	(114,540)
Capital Share Transactions
Issuance of common shares	—	—	—	118,180
Reinvestment of distributions	4,219	7,755	27,916	20,761
Net Increase in Net Assets Resulting from Capital Share Transactions	4,219	7,755	27,916	138,941
Total Increase (Decrease) in Net Assets	18,538	45,420	73,189	126,165
Net Assets, at beginning of period	1,868,532	1,749,043	1,813,881	1,668,298
Net Assets, at end of period	$1,887,070	$1,794,463	$1,887,070	$1,794,463
_______________
(1)For the three and nine months ended September 30, 2023 and 2022 distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$216,999	$101,764
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(219,607)	(531,388)
Proceeds from investments and investment repayments, net	195,000	129,675
Net amortization/accretion of premium/discount on investments	(7,301)	(5,914)
Payment-in-kind interest	(35,920)	(21,841)
Payment-in-kind dividends	(13,849)	(6,383)
Net change in unrealized (gain) loss on investments	(27,980)	30,133
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1	474
Net realized (gain) loss on investments	11,253	(875)
Amortization of debt issuance costs	4,152	2,961
Amortization of offering costs	8	42
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,572)	(2,816)
(Increase) decrease in prepaid expenses and other assets	152	(827)
Increase (decrease) in management fee payable	317	1,011
Increase (decrease) in payables for investments purchased	7,500	—
Increase (decrease) in payables to affiliates	(524)	278
Increase (decrease) in accrued expenses and other liabilities	3,129	11,208
Net cash provided by (used in) operating activities	129,758	(292,498)
Cash Flows from Financing Activities
Borrowings on debt	278,803	903,000
Payments on debt	(255,000)	(610,000)
Debt issuance costs	(1,365)	(8,425)
Proceeds from issuance of common shares	—	118,180
Offering costs paid	(2)	(20)
Cash distributions paid to shareholders	(135,061)	(81,179)
Net cash provided by (used in) financing activities	(112,625)	321,556
Net increase (decrease) in cash	17,133	29,058
Cash, beginning of period	60,053	27,245
Cash, end of period	$77,186	$56,303

Supplemental and Non-Cash Information
Interest expense paid	$83,116	$25,165
Distributions declared during the period	$171,726	$114,540
Reinvestment of distributions during the period	$27,916	$20,761
Distribution payable	$59,174	$42,326
Taxes, including excise tax, paid during the period	$850	$228
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives.
Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended September 30, 2023, PIK interest and PIK dividend income earned was $10.4 million and $4.0 million, representing approximately 9.7% and 3.7% of investment income, respectively. For the nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $35.3 million and $12.9 million, representing 11.3% and 4.1% of investment income, respectively. For the three months ended September 30, 2022, PIK interest and PIK dividend income earned was $10.0 million and $3.1 million, representing approximately 13.5% and less than 5.0% of investment income, respectively. For the nine months ended September 30,

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
2022, PIK interest and PIK dividend income earned was $24.0 million and $7.2 million, representing 12.7% and less than 5.0% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $0.6 million and $1.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
approximately $0.5 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2023, management fees were $4.5 million and $13.3 million, respectively. For the three and nine months ended September 30, 2022, management fees were $3.8 million and $11.2 million, respectively.
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
There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2023 and 2022.
There were no capital gains based incentive fees for the three and nine months ended September 30, 2023 and 2022.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the "Order") that has been granted to Blue Owl Credit Advisors LLC (“OCA”) and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $15.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company increased its commitment to Amergin AssetCo on July 28, 2023 to $18.3 million, of which $12.4 million is equity and $5.9 million is debt. The Company's investment in Amergin AssetCo is a co-investment made with the Company's affiliates in accordance with the terms of the Order.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company has made periodic increases in its investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million commitment to LSI Financing. The Company has made periodic increases in its investment in LSI Financing, including $9.8 million during the nine months ended September 30, 2023. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the Order.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,748,298	$2,752,686	$2,737,121	$2,723,784
Second-lien senior secured debt investments	432,846	425,188	442,265	427,927
Unsecured debt investments	62,262	58,217	57,458	52,409
Preferred equity investments(2)	177,842	174,316	148,104	144,978
Common equity investments(3)	142,262	155,208	108,138	117,667
Total Investments	$3,563,510	$3,565,615	$3,493,086	$3,466,765
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	2.9%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.8	1.2
Automotive	3.5	3.4
Buildings and real estate	3.6	3.3
Business services	6.3	6.2
Chemicals	2.2	2.4
Consumer products	3.3	2.9
Containers and packaging	3.6	3.7
Distribution	1.8	1.7
Education	0.6	0.6
Financial services	2.8	4.1
Food and beverage	3.6	3.9
Healthcare equipment and services	3.1	3.0
Healthcare providers and services	7.8	7.7
Healthcare technology	6.6	6.7
Household products	0.8	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.8	10.1
Internet software and services	16.5	17.5
Leisure and entertainment	1.9	2.0
Manufacturing	3.3	3.3
Pharmaceuticals(3)	0.4	—
Professional services	3.3	2.7
Specialty retail	5.0	5.2
Telecommunications	0.4	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	22.0%	22.3%
Northeast	15.6	17.6
South	31.1	28.4
West	22.4	23.3
International	8.9	8.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$—	$7,185	$2,745,501	$2,752,686
Second-lien senior secured debt investments	—	45,930	379,258	425,188
Unsecured debt investments	—	250	57,967	58,217
Preferred equity investments(2)	—	—	174,316	174,316
Common equity investments(3)	—	—	155,208	155,208
Total Investments at fair value	$—	$53,365	$3,512,250	$3,565,615
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,736,463	$384,604	$57,982	$175,840	$137,394	$3,492,283
Purchases of investments, net	70,599	—	—	—	15,870	86,469
Payment-in-kind	7,328	1,199	1,615	3,030	43	13,215
Proceeds from investments, net	(71,235)	—	—	(4,675)	—	(75,910)
Net realized gains (losses)	3	—	—	213	—	216
Net change in unrealized gain (loss)	(679)	587	(1,659)	(316)	1,901	(166)
Net amortization/accretion of premium/discount on investments	3,022	124	29	224	—	3,399
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	(7,256)	—	—	—	(7,256)
Fair value, end of period	$2,745,501	$379,258	$57,967	$174,316	$155,208	$3,512,250
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,716,860	$398,660	$52,181	$144,978	$117,667	$3,430,346
Purchases of investments, net	171,314	—	—	21,104	27,187	219,605
Payment-in-kind	27,768	3,393	4,759	13,706	144	49,770
Proceeds from investments, net	(175,693)	(7,200)	(36)	(5,706)	(254)	(188,889)
Net realized gains (losses)	(11,462)	—	(4)	213	—	(11,253)
Net change in unrealized gain (loss)	17,405	3,063	999	(400)	3,418	24,485
Net amortization/accretion of premium/discount on investments	6,355	416	68	421	—	7,260
Transfers between investment types	(7,046)	—	—	—	7,046	—
Transfers into (out of) Level 3(1)	—	(19,074)	—	—	—	(19,074)
Fair value, end of period	$2,745,501	$379,258	$57,967	$174,316	$155,208	$3,512,250
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,383,184	$354,654	$51,829	$109,162	$73,182	$2,972,011
Purchases of investments, net	230,647	6,485	—	21,976	11,746	270,854
Payment-in-kind	5,064	562	1,038	1,847	37	8,548
Proceeds from investments, net	(31,001)	—	—	—	—	(31,001)
Net realized gains (losses)	—	—	—	—	—	—
Net change in unrealized gain (loss)	17,202	3,521	(3,174)	1,824	9,164	28,537
Net amortization/accretion of premium/discount on investments	1,700	112	29	80	—	1,921
Transfers into (out of) Level 3(1)	7,097	(6,159)	—	—	—	938
Fair value, end of period	$2,613,893	$359,175	$49,722	$134,889	$94,129	$3,251,808
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
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the three months ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the three months ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$(650)	$17,200
Second-lien senior secured debt investments	587	3,521
Unsecured debt investments	(1,659)	(3,174)
Preferred equity investments	(316)	1,824
Common equity investments	1,901	9,164
Total Investments	$(137)	$28,535

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the nine months ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the nine months ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$5,892	$(14,394)
Second-lien senior secured debt investments	3,063	(10,504)
Unsecured debt investments	999	(8,398)
Preferred equity investments	(400)	(4,552)
Common equity investments	3,422	5,161
Total Investments	$12,976	$(32,687)

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,704,599	Yield Analysis	Market Yield	8.4% - 18.9% (13.0%)	Decrease
	40,902	Recent Transaction	Transaction Price	97.0% - 100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$379,258	Yield Analysis	Market Yield	12.1% - 18.5% (15.4%)	Decrease
Unsecured debt investments	$56,780	Yield Analysis	Market Yield	11.7% - 18.0% (13.3%)	Decrease
	1,187	Market Approach	EBITDA Multiple	12.4x	Increase
Preferred equity investments	$174,316	Yield Analysis	Market Yield	11.2% - 26.3% (16.0%)	Decrease
Common equity investments	$87,811	Market Approach	EBITDA Multiple	6.3x - 19.8x (16.4x)	Increase
	14,007	Market Approach	Revenue Multiple	2.0x - 14.3x (9.1x)	Increase
	28	Market Approach	Gross Profit Multiple	9.9x	Increase
	51,191	Recent Transaction	Transaction Price	100.0%	Increase
	2,171	Yield Analysis	Market Yield	8.0%	Decrease

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,654,307	Yield Analysis	Market Yield	8.2% - 19.0% (12.5%)	Decrease
	49,517	Recent Transaction	Transaction Price	97.5% - 98.5% (98.4%)	Increase
	13,036	Collateral Analysis	Recovery Rate	51%	Increase
Second-lien senior secured debt investments	$374,170	Yield Analysis	Market Yield	12.6% - 20.1% (15.5%)	Decrease
	24,490	Recent Transaction	Transaction Price	98%	Increase
Unsecured debt investments	$51,121	Yield Analysis	Market Yield	10.4% - 20.2% (12.7%)	Decrease
	1,060	Market Approach	EBITDA Multiple	14.3x	Increase
Preferred equity investments	$137,844	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	7,125	Recent Transaction	Transaction Price	96.5% - 100.0% (98.5%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$78,233	Market Approach	EBITDA Multiple	11.0x - 23.3x (15.6x)	Increase
	11,358	Market Approach	Revenue Multiple	1.8x - 16.6x (9.6x)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x	Increase
	28,058	Recent Transaction	Transaction Price	100.0%	Increase
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$93,650	$93,650	$138,579	$138,579
SPV Asset Facility I	466,095	466,095	494,922	494,922
SPV Asset Facility II	318,229	318,229	317,813	317,813
2027 Notes	322,104	277,875	321,515	268,938
July 2025 Notes	141,011	140,935	140,602	139,870
July 2027 Notes	247,286	247,500	246,879	248,125
Series 2023A Notes	98,972	100,250	—	—
Total Debt	$1,687,347	$1,644,534	$1,660,310	$1,608,247
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.0 million, $3.9 million, $1.8 million, $2.9 million, $1.0 million, $2.7 million and $1.0 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.8 million, $5.1 million, $2.2 million, $3.5 million, $1.4 million and $3.1 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	277,875	268,938
Level 3	1,366,659	1,339,309
Total Debt	$1,644,534	$1,608,247
Financial Instruments Not Carried at Fair Value
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 209% and 207%, respectively.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$98,652	$351,348	$93,650
SPV Asset Facility I	$625,000	$470,000	$66,625	$466,095
SPV Asset Facility II	$350,000	$320,000	$28,185	$318,229
2027 Notes	$325,000	$325,000	$—	$322,104
July 2025 Notes	$142,000	$142,000	$—	$141,011
July 2027 Notes	$250,000	$250,000	$—	$247,286
Series 2023A Notes	$100,000	$100,000	$—	$98,972
Total Debt	$2,242,000	$1,705,652	$446,158	$1,687,347
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.0 million, $3.9 million, $1.8 million, $2.9 million, $1.0 million, $2.7 million, and $1.0 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$29,668	$17,580	$85,204	$36,641
Amortization of debt issuance costs	1,436	1,204	4,152	2,961
Total Interest Expense	$31,104	$18,784	$89,356	$39,602
Average interest rate	6.8%	4.8%	6.6%	3.6%
Average daily borrowings	$1,707,803	$1,443,054	$1,713,355	$1,347,566

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
The initial maximum principal amount of the Revolving Credit Facility is $450 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
Unsecured Notes
2027 Notes
On October 13, 2021, the Company issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the 2027 Notes were not

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, the Company entered into a Registration Rights Agreement (the "2027 Registration Rights Agreement") for the benefit of the purchasers of the 2027 Notes. Pursuant to the terms of the 2027 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchanged the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
The 2027 Notes are the Company's direct, general unsecured obligations and rank senior in right of payment to all of the Company's future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes rank pari passu, or equal, in right of payment with all of the Company's existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2027 Notes rank effectively subordinated, or junior, to any of the Company's existing and future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$1,651	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	1,631	7,500
Abacus Life, Inc.	First lien senior secured delayed draw term loan	2,250	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	758	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Aramsco, Inc.	First lien senior secured delayed draw term loan	29	—
Aramsco, Inc.	First lien senior secured revolving loan	282	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	72	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	75	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	385	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,572	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,767	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,234	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
CivicPlus, LLC	First lien senior secured revolving loan	952	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Finastra USA, Inc.	First lien senior secured revolving loan	982	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	2,729
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	641	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,069	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	678	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,719	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	—
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	921	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	255	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,822	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	555	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	663	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,745	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,519	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	483	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	922	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,657	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	951	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	620	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
The Shade Store, LLC	First lien senior secured revolving loan	3,309	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	337	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	276	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	667	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$214,011	$274,429
As of September 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, the Company solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
As of June 16, 2022 all Capital Commitments had been drawn. During the nine months ended September 30, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2023:

	September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

The following table reflects the distributions declared on shares of the Company's common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099

Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$73,493	$79,991	$216,999	$101,764
Weighted average shares of common stock outstanding—basic and diluted	122,405,716	119,804,823	121,831,273	114,583,534
Earnings (loss) per common share—basic and diluted	$0.60	$0.67	$1.78	$0.89
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
For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $0.2 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded U.S. federal excise tax expense of $150.5 thousand and $689.8 thousand, respectively.
Taxable Subsidiaries

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1.1 thousand and $3.4 thousand, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $3.3 thousand as of September 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) as of December 31, 2022.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$15.03	$15.05
Net investment income (loss)(1)	1.64	1.15
Net realized and unrealized gain (loss)(2)	0.13	(0.27)
Total from operations	1.77	0.88
Distributions declared from net investment income(3)	(1.40)	(0.98)
Total increase in net assets	0.37	(0.10)
Net asset value, end of period	$15.40	$14.95
Shares outstanding, end of period	122,540,788	120,064,110
Total Return, based on net asset value(4)	11.8%	5.8%
Ratios / Supplemental Data
Asset coverage ratio(5)	208.9%	215.9%
Ratio of total expenses to average net assets	8.0%	4.5%
Ratio of net investment income to average net assets	14.4%	10.2%
Net assets, end of period	$1,887,070	$1,794,463
Weighted-average shares outstanding	121,831,273	114,583,534
Total capital commitments, end of period	1,764,610	1,764,610
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	4.1%	2.3%
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
Dividend

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 29, 2023, payable on or before January 31, 2024.

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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC ("OPFA" and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across the Blue Owl Credit platform.

The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, and Jeff Walwyn and, effective December 1, 2023, includes Patrick Linnemann, Meenal Mehta and Logan Nicholson. See "Item 5. — Other Information.". The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2023, our Adviser and its affiliates have originated $82.5 billion aggregate principal amount of investments, of which $78.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and unsponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average debt investment size in each of our portfolio companies was approximately $26.1 million based on fair value. As of September 30, 2023, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 83.7% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $941 million, weighted average annual EBITDA of $204 million, an average interest coverage of 1.8x and an average net loan-to-value of 38.5%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 97.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like SOFR, LIBOR and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150% effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of September 30, 2023, we had net leverage of 0.86x debt-to-equity.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 77.2% first lien senior secured debt investments (of which 68.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 11.9% second lien senior secured debt investments, 1.6% unsecured debt investments, 4.9% preferred equity investments and 4.4% common equity investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.0% and 12.0%, respectively(1). As of September 30, 2023, the weighted average spread of total debt investments was 6.4%.
As of September 30, 2023, we had investments in 146 portfolio companies with an aggregate fair value of $3.6 billion.

We expect the pace of our originations to vary. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$78,516	$282,062
Less: Sell downs	(1,454)	—
Total new investment commitments	$77,062	$282,062
Principal amount of investments funded:
First-lien senior secured debt investments	$53,404	$183,475
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	22,657
Common equity investments	10,934	11,830
Total principal amount of investments funded	$64,338	$217,962
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(50,755)	$—
Second-lien senior secured debt investments	(6,068)	—
Unsecured debt investments	—	—
Preferred equity investments	(4,462)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(61,285)	$—
Number of new investment commitments in new portfolio companies(1)	7	13
Average new investment commitment amount	$5,762	$17,338
Weighted average term for new debt investment commitments (in years)	5.8	6.0
Percentage of new debt investment commitments at floating rates	90.5%	90.9%
Percentage of new debt investment commitments at fixed rates	9.5%	9.1%
Weighted average interest rate of new debt investment commitments(2)(3)	11.8%	10.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.4%	6.3%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,748,298	$2,752,686	(4)	$2,737,121	$2,723,784	(4)
Second-lien senior secured debt investments	432,846	425,188		442,265	427,927
Unsecured debt investments	62,262	58,217		57,458	52,409
Preferred equity investments(2)	177,842	174,316		148,104	144,978
Common equity investments(3)	142,262	155,208		108,138	117,667
Total Investments	$3,563,510	$3,565,615		$3,493,086	$3,466,765
________________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)68.0% and 73.2% of which we consider unitranche loans as of September 30, 2023 and December 31, 2022, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	2.9%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.8	1.2
Automotive	3.5	3.4
Buildings and real estate	3.6	3.3
Business services	6.3	6.2
Chemicals	2.2	2.4
Consumer products	3.3	2.9
Containers and packaging	3.6	3.7
Distribution	1.8	1.7
Education	0.6	0.6
Financial services	2.8	4.1
Food and beverage	3.6	3.9
Healthcare equipment and services	3.1	3.0
Healthcare providers and services	7.8	7.7
Healthcare technology	6.6	6.7
Household products	0.8	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.8	10.1
Internet software and services	16.5	17.5
Leisure and entertainment	1.9	2.0
Manufacturing	3.3	3.3
Pharmaceuticals(3)	0.4	—
Professional services	3.3	2.7
Specialty retail	5.0	5.2
Telecommunications	0.4	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	22.0%	22.3%
Northeast	15.6	17.6
South	31.1	28.4
West	22.4	23.3
International	8.9	8.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.6%	11.1%
Weighted average total yield of debt and income producing securities(1)	12.0%	11.4%
Weighted average interest rate of debt securities	11.7%	10.9%
Weighted average spread over base rate of all floating rate investments	6.4%	6.4%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$357,268	10.0%	$372,471	10.7%
2	3,019,889	84.7	2,983,023	86.1
3	174,193	4.9	98,235	2.8
4	14,265	0.4	—	—
5	—	0.0	13,036	0.4
Total	$3,565,615	100.0%	$3,466,765	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,233,776	99.7%	$3,212,175	99.2%
Non-accrual	9,630	0.3	24,669	0.8
Total	$3,243,406	100.0%	$3,236,844	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $15.0 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo on July 28, 2023 to $18.3 million, of which $12.4 million is equity and $5.9 million is debt. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the Order. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We have made periodic increases in our investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. We have made periodic increases in our investment in LSI Financing, including $9.8 million during the nine months ended September 30, 2023. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$107.2	$74.0	$311.3	$188.8
Less: Operating expenses	37.9	24.6	109.4	56.6
Net Investment Income (Loss) Before Taxes	69.3	49.4	201.9	132.2
Less: Income taxes (benefit), including excise taxes	0.2	0.2	1.6	0.7
Net Investment Income (Loss) After Taxes	$69.1	$49.2	$200.3	$131.5
Net change in unrealized gain (loss)	4.2	30.8	28.0	(30.6)
Net realized gain (loss)	0.2	(0.0)	(11.3)	0.9
Net Increase (Decrease) in Net Assets Resulting from Operations	$73.5	$80.0	$217.0	$101.8
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended September 30, 2023, our net asset value per share increased, primarily driven by an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest income (excluding PIK interest income)	$89.9	$58.7	$253.9	$153.3
PIK interest income	10.4	10.0	35.2	24.1
Dividend income	5.4	3.8	17.3	8.4
Other income	1.5	1.5	4.9	3.0
Total investment income	$107.2	$74.0	$311.3	$188.8
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended September 30, 2023 and 2022
Investment income increased by $33.2 million million to $107.2 million for the three months ended September 30, 2023 from $74.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.1 billion as of September 30, 2022, to $3.3 billion as of September 30, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $140.5 million as of September 30, 2022 to $167.4 million as of September 30, 2023. Other income remained relatively flat period-over-period. Payment-in-kind interest and dividend income represented approximately 9.7% and 3.7%, respectively, of investment income for the three months ended September 30, 2023 and approximately 13.5% and 4.1%, respectively, of investment income for the three months ended September 30, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the nine months ended September 30, 2023 and 2022

Investment income increased by $122.5 million to $311.3 million for the nine months ended September 30, 2023 from $188.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.1 billion as of September 30, 2022, to $3.3 billion as of September 30, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $140.5 million as of September 30, 2022 to $167.4 million as of September 30, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Payment-in-kind interest and dividend income represented approximately 11.3% and 4.1%, respectively, of investment income for the nine months ended September 30, 2023 and approximately 12.7% and 3.8%, respectively, of investment income for the nine months ended September 30, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest expense	31.1	18.8	89.4	39.6
Management fee	4.5	3.8	13.3	11.2
Professional fees	1.2	1.0	3.8	3.0
Directors' fees	0.3	0.3	0.7	0.9
Other general and administrative	0.8	0.7	2.2	1.9
Total operating expenses	$37.9	$24.6	$109.4	$56.6
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2023 and 2022
Total expenses increased by $13.3 million to $37.9 million for the three months ended September 30, 2023 from $24.6 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $0.7 million, $12.3 million and $0.3 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.4 billion period over period, as well as an increase in the average interest rate to 6.8% from 4.8% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $3.3 billion as of September 30, 2022 to $3.6 billion as of September 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the nine months ended September 30, 2023 and 2022
Total expenses increased by $52.8 million to $109.4 million for the nine months ended September 30, 2023 from $56.6 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $2.1 million, $49.8 million and $0.9 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.3 billion period over period, as well as an increase in the average interest rate to 6.6% from 3.6% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $3.3 billion as of September 30, 2022 to $3.6 billion as of September 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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
For the three and nine months ended September 30, 2023, we accrued U.S. federal excise tax of $0.2 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, we accrued U.S. federal excise tax of $150.5 thousand and $689.8 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$4.4	$31.2	$28.0	$(30.1)
Net change in translation of assets and liabilities in foreign currencies	(0.2)	(0.4)	—	(0.5)
Income tax (provision) benefit	—	—	—	—
Net change in unrealized gain (loss)	$4.2	$30.8	$28.0	$(30.6)
For the three months ended September 30, 2023 and 2022
For the three months ended September 30, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of certain equity investments and credit spreads tightening across broader markets. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.5% as of June 30, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
CD&R Value Building Partners I, L.P. (dba Belron)	$3.9
Notorious Topco, LLC (dba Beauty Industry Group)	(2.3)
Walker Edison Furniture Company LLC	(2.0)
Cornerstone OnDemand, Inc.	(1.8)
Asurion, LLC	1.0
Covetrus, Inc.	0.7
Packaging Coordinators Midco, Inc.	0.7
Denali Buyerco, LLC (dba Summit Companies)	0.6
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(0.6)
Muine Gall, LLC	0.4
Remaining portfolio companies	3.8
Total	$4.4
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
For the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.7% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets, increase in the fair value of certain equity investments, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended months ended September 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$9.2
CD&R Value Building Partners I, L.P. (dba Belron)	5.3
Cornerstone OnDemand, Inc.	(3.3)
Notorious Topco, LLC (dba Beauty Industry Group)	(3.2)
Muine Gall, LLC	2.5
Asurion, LLC	2.3
Elliott Alto Co-Investor Aggregator L.P.	(2.1)
ConAir Holdings LLC	1.7
Packaging Coordinators Midco, Inc.	1.6
Denali Buyerco, LLC (dba Summit Companies)	1.3
Remaining Companies	12.7
Total	$28.0
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
Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$0.2	$—	$(11.2)	$0.9
Net realized gain (loss) on foreign currency transactions	0.0	0.0	(0.1)	0.0
Net realized gain (loss)	$0.2	$—	$(11.3)	$0.9
Realized Gross Internal Rate of Return
Since we began investing in 2020 through September 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.5% (based on total capital invested of $180.1 million and total proceeds from these exited investments of $194.7 million). Eighty-one percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2023, our asset coverage ratio was 209%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2023, taken together with our available debt capacity of $446.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2023, we had $77.2 million in cash. During the nine months ended September 30, 2023, cash provided by operating activities was $129.8 million, primarily as a result of sales and repayments of $195.0 million and other operating activity of $154.4 million, partially offset by funding portfolio investments of $219.6 million. Lastly, cash used in financing activities was $112.6 million during the period, which was the result of distributions paid of $135.1 million, partially offset by proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $22.5 million.
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
As of June 16, 2022, all Capital Commitments had been drawn. During the nine months ended September 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2023:

	September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
Debt
Aggregate Borrowings

Debt obligations consisted of the following as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$450,000	$98,652	$351,348	$93,650
SPV Asset Facility I	$625,000	$470,000	$66,625	$466,095
SPV Asset Facility II	$350,000	$320,000	$28,185	$318,229
2027 Notes	$325,000	$325,000	$—	$322,104
July 2025 Notes	$142,000	$142,000	$—	$141,011
July 2027 Notes	$250,000	$250,000	$—	$247,286
Series 2023A Notes	$100,000	$100,000	$—	$98,972
Total Debt	$2,242,000	$1,705,652	$446,158	$1,687,347
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $5.0 million, $3.9 million, $1.8 million, $2.9 million, $1.0 million, $2.7 million and $1.0 million respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$29,668	$17,580	$85,204	$36,641
Amortization of debt issuance costs	1,436	1,204	4,152	2,961
Total Interest Expense	$31,104	$18,784	$89,356	$39,602
Average interest rate	6.8%	4.8%	6.6%	3.6%
Average daily borrowings	$1,707,803	$1,443,054	$1,713,355	$1,347,566

Senior Securities
The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
September 30, 2023 (Unaudited)	$98.7	$2,089	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
September 30, 2023 (Unaudited)	$470.0	$2,089	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
September 30, 2023 (Unaudited)	$320.0	$2,089	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
2027 Notes
September 30, 2023 (Unaudited)	$325.0	$2,089	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
September 30, 2023 (Unaudited)	$142.0	$2,089	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
September 30, 2023 (Unaudited)	$250.0	$2,089	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
September 30, 2023 (Unaudited)	$100.0	$2,089	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
The initial maximum principal amount of the Revolving Credit Facility is $450 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.1 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
Unsecured Notes
2027 Notes
On October 13, 2021, we issued $325 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on April 13, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement (the "2027 Registration Rights Agreement") for the benefit of the purchasers of the 2027 Notes. Pursuant to the terms of the 2027 Registration Rights Agreement, we filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchanged the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
The 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2027 Notes rank effectively subordinated, or junior, to any of our existing and future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$1,651	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	1,631	7,500
Abacus Life, Inc.	First lien senior secured delayed draw term loan	2,250	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	4,003	4,003
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	606	607
AmeriLife Holdings LLC	First lien senior secured revolving loan	758	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Aramsco, Inc.	First lien senior secured delayed draw term loan	29	—
Aramsco, Inc.	First lien senior secured revolving loan	282	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	72	300
Associations, Inc.	First lien senior secured revolving loan	5,315	5,315
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727

Portfolio Company	Investment	September 30, 2023	December 31, 2022
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	75	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	385	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,572	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,767	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,234	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
CivicPlus, LLC	First lien senior secured revolving loan	952	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44

Portfolio Company	Investment	September 30, 2023	December 31, 2022
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Finastra USA, Inc.	First lien senior secured revolving loan	982	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	3,148	2,729
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	641	789
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	1,288	1,790
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,069	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	678	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,719	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	—
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	921	—

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	263	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	14	14
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	255	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,529	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,822	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	555	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	663	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,745	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	1,519	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	483	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	922	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,657	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	951	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	620	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
The Shade Store, LLC	First lien senior secured revolving loan	3,309	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	337	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	276	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	667	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$214,011	$274,429
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
In the Private Offering, we solicited approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2023 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$98.7	$—	$—	$98.7	$—
SPV Asset Facility I	470.0	—	470.0	—	—
SPV Asset Facility II	320.0	—	—	320.0	—
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$1,705.7	$—	$612.0	$1,093.7	$—
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio.The Company does not currently use derivatives and, as a result, qualifies as a limited derivatives user and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
Dividend
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 29, 2023, payable on or before January 31, 2024.
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
As of September 30, 2023, 97.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$96,288	$26,660	$69,628
Up 200 basis points	$64,192	$17,773	$46,419
Up 100 basis points	$32,096	$8,887	$23,209
Down 100 basis points	$(32,096)	$(8,887)	$(23,209)
Down 200 basis points	$(64,192)	$(17,773)	$(46,419)
Down 300 basis points	$(96,288)	$(26,660)	$(69,628)
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
Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On August 15, 2023, pursuant to our dividend reinvestment plan, we issued 276,147 shares of our common stock, at a price of $15.28 per share, to stockholders of record as of June 30, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Executive Officers
On November 6, 2023, the Board, appointed Jonathan Lamm, who currently serves as the Company’s Senior Vice President, to serve as the Company's Chief Financial Officer and ratified the appointment of Bryan Cole to continue to serve as the Company’s Chief Operating Officer.
Biographical and other information about Mr. Lamm and Mr. Cole can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 29, 2023 and is incorporated by reference herein.
Diversified Lending Investment Committee
The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Adviser's Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Jeff Walwyn and, effective December 1, 2023, Patrick Linnemann, Meenal Mehta and Logan Nicholson.
Patrick Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Blue Owl, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman

Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.

Meenal Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received a BS in Commerce and Economics from Sydenham College, Mumbai University, a MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and an MBA from Goizueta Business School, Emory University.

Logan Nicholson is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Nicholson is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II and Blue Owl Credit Income Corporation. Before joining Blue Owl, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager. Previously, Mr. Nicholson spent 18 years at Goldman Sachs & Co., where he was most recently a Managing Director and Head of U.S Leveraged Finance Capital Markets. During his time at Goldman Sachs, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent a year in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson earned a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated March 23, 2020, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

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

Blue Owl Capital Corporation III

Date: November 8, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Capital Corporation III

Date: November 8, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer