Form 10-K
period 2023-12-31
Blue Owl Capital Corp III
filed 2024-02-21
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-56173
______________________________________________
BLUE OWL CAPITAL CORPORATION III
(Exact name of Registrant as specified in its Charter)

Maryland	84-4493477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value per share	OBDE	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________________________________
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

The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because trading of the registrant’s common stock on The New York Stock Exchange did not commence until January 25, 2024.

As of February 21, 2024 the registrant had 123,131,820 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology:
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Capital Corporation III is a Maryland corporation formed on January 27, 2020. We are focused primarily on originating and making loans to, and debt and equity investments in middle-market companies based primarily in the United States. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle-market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital.
Prior to the Exchange Listing (as defined below), we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On January 25, 2024, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the "Exchange Listing"). See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Recent Developments.”
We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.5% of our total debt portfolio based on fair value, had weighted average annual revenue of $978 million and weighted average annual EBITDA of $208 million.
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
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2023, our Adviser or its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
As of December 31, 2023, based on fair value, our portfolio consisted of 76.4% first lien senior secured debt investments, 12.1% second lien senior secured debt investments, 1.7% unsecured debt investments, 5.2% preferred equity investments and 4.6% common equity investments. As of December 31, 2023, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2023 we had investments in 153 portfolio companies with an aggregate fair value of $3.6 billion. As of December 31, 2023, our portfolio was invested across 28 different industries. The largest industries in our portfolio as of December 31, 2023 were Internet software and services and Insurance, which represented, as a percentage of our portfolio, 14.6% and 10.9%, respectively, based on fair value.

As of December 31, 2023, our average debt investment size in each of our portfolio companies was approximately $22.8 million based on fair value.
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
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility and two special purpose vehicle asset credit facilities, and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and in the future may issue additional unsecured notes. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transaction and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
The Adviser and Administrator — Blue Owl Diversified Credit Advisors LLC
Blue Owl Diversified Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser serves as our Administrator pursuant to an amended and restated Administration Agreement between us and the Adviser (the "Administration Agreement"). See "—Administration Agreement" below. The Adviser, a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Private Credit Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, OTCA, and OTCA II, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl's Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl's Credit platform's investment committees. Blue Owl's Credit platform has four investment committees, each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl's Credit platform's investment committees. In addition to Mssrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management ("AUM"). The Blue Owl Credit Advisers focus on direct lending to middle-market companies primarily in the United States across the following four investment strategies, which are offered through BDCs, private funds and separately managed accounts:

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

The diversified lending strategy is primarily offered through four BDCs: the Company, Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”).
As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management.

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
The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. ("OTIC") and Blue Owl Technology Finance Corp. II ("OTF II" and together with the Company, OBDC, OBDC II, OCIC, OTF and OTIC, the “Blue Owl BDCs”).	As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management.

First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management.
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
The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes a liquid credit strategy, which focuses on the management of collateralized loan obligations ("CLOs"). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl's Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.
In addition to the Blue Owl Credit Clients, the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, "ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE."
In addition, we rely on an order for exemptive relief (as amended, the "Order") that has been granted by the SEC to OCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them

(other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds established by the Blue Owl Credit Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have deemphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 115 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl's resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since OCA's inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities and sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
Structuring and Execution. Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview – Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2023, 62.5% of our first lien debt was comprised of unitranche loans.
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

Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:

•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Asset Co. Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis.

•Fifth Season Investments LLC, a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.

•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space.
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

As of December 31, 2023 and 2022 we had investments in 153 and 134 portfolio companies, respectively, with an aggregate fair value of $3.6 billion and $3.5 billion, respectively. As of December 31, 2023 and 2022, investments consisted of the following:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,739,536	$2,742,163	$2,737,121	$2,723,784
Second-lien senior secured debt investments	434,657	432,672	442,265	427,927
Unsecured debt investments	64,245	62,295	57,458	52,409
Preferred equity investments(2)	185,485	186,696	148,104	144,978
Common equity investments(3)	152,930	166,875	108,138	117,667
Total Investments	$3,576,853	$3,590,701	$3,493,086	$3,466,765

_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
As of December 31, 2023 and 2022 we had outstanding commitments to fund unfunded investments totaling $262.1 million and $274.4 million, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	2.8%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	2.1	1.2
Automotive	3.6	3.4
Buildings and real estate	3.7	3.3
Business services	6.4	6.2
Chemicals	2.2	2.4
Consumer products	3.2	2.9
Containers and packaging	3.7	3.7
Distribution	2.0	1.7
Education	0.6	0.6
Financial services	0.8	4.1
Food and beverage	4.8	3.9
Healthcare equipment and services	3.1	3.0
Healthcare providers and services	9.4	7.7
Healthcare technology	6.8	6.7
Household products	0.7	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.9	10.1
Internet software and services	14.6	17.5
Leisure and entertainment	1.9	2.0
Manufacturing	3.9	3.3
Pharmaceuticals(3)	0.4	—
Professional services	2.9	2.7
Specialty retail	5.0	5.2
Telecommunications	0.4	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	25.0%	22.3%
Northeast	15.5	17.6
South	29.6	28.4
West	23.2	23.3
International	6.7	8.4
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2023 and 2022, our asset coverage was 206% and 207%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
The below tables present the debt obligations for the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$575,000	$118,119	$456,881	$109,931
SPV Asset Facility I	$525,000	$265,000	$141,856	$258,232
SPV Asset Facility II	$350,000	$320,000	$13,558	$318,367
CLO XIV	$260,000	$260,000	$—	$258,100
2027 Notes	$325,000	$325,000	$—	$322,302
July 2025 Notes	$142,000	$142,000	$—	$141,149
July 2027 Notes	$250,000	$250,000	$—	$247,452
Series 2023A Notes	$100,000	$100,000	$—	$98,963
Total Debt	$2,527,000	$1,780,119	$612,295	$1,754,496
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million and $1.0 million, respectively.
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
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
On January 12, 2024, our Board declared a first quarter distribution of $0.35 per share for stockholders of record as of March 29, 2024, payable on or before April 15, 2024. On January 12, 2024, our Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
May 31, 2024	June 14, 2024	$0.06
August 30, 2024	September 13, 2024	$0.06
November 29, 2024	December 13, 2024	$0.06
February 28, 2025	March 14, 2025	$0.06
May 30, 2025	June 13, 2025	$0.06

The below tables reflect the distributions declared on shares of our common stock during the following periods:

	December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.49
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 31, 2022	January 31, 2023	$0.42
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
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
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan is determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

In connection with the Exchange Listing, we entered into our amended and restated dividend reinvestment plan, pursuant to which, subsequent to the Exchange Listing, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Recent Developments --Amended and Restated Dividend Reinvestment Plan.”
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
Repurchase Offers
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. See “ITEM 7. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Recent Developments --Repurchase Program.”
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risk Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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
The Adviser’s services under the Investment Advisory Agreement are not exclusive and accordingly, the Adviser may provide similar services to other entities.
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
The Management Fee is payable quarterly in arrears. Prior to January 25, 2024 (the “Listing Date”), the Management Fee was payable at an annual rate of 0.50% of our average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of our two most recently completed calendar quarters.
Following the Listing Date, the Management Fee is payable at an annual rate of:
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
Pursuant to the Investment Advisory Agreement, the Adviser was not entitled to an incentive fee prior to the Listing Date. Following the Listing Date, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our pre-incentive fee net investment income and a portion is based on our capital gains, each as described below. The portion of the incentive fee based on pre-incentive fee net income will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the Listing Date, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
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
To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter commencing with the first calendar quarter following the Listing Date. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood that we will pay an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).
The following is a graphical representations of the calculation of the income-related portion of the Incentive Fee:
Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
Subsequent to the Exchange Listing
(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, subsequent to the Listing Date, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the calendar quarter in which the Listing Date occurred; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
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
Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
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
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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

Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.

Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.

Blue Owl’s DEI strategy centers on the following key concepts and core values:

Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.

Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.

Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.

To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl's partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.

Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:

•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
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

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits we generally cannot acquire more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
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
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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
Our common stock is listed on the NYSE under the symbol “OBDE.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in material compliance with these rules.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Capital Corporation III, Attention: Chief Compliance Officer, 399 Park Avenue, 37th Floor, New York, NY 10022.
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
We intend to make available free of charge on our website (www.blueowlcapitalcorporationiii.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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

We are subject to risks related to our business and operations.
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
•The market value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We are subject to risks related to an investment in our unsecured notes.
•Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our unsecured notes, if any, or change in the debt markets, could cause the liquidity or market value of our unsecured notes to decline significantly.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-25.9%	-16.0%	-6.2%	3.6%	13.5%
(1)Assumes, as of December 31, 2023, (i) $3.8 billion in total assets, (ii) $1.8 billion in outstanding indebtedness, (iii) $1.9 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs, of 6.6%.
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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLO currently expire between July 2025 and October 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl's Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.
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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones.. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl's Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients (including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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

Our Adviser and certain of our affiliates have received an order for exemptive relief (as amended, the "Order") from the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “ --We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Specialty Financing Portfolio Companies." In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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

Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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

We will expose ourselves to risks if we engage in risk management activities.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions.To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2023, our investments in internet software and services represented 14.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2023 our investments in insurance represented 10.9% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.

Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and ORCC III Financing sold and/or contributed to the Delaware limited liability company, in connection with the particular CLO Transaction (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuer (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests in the CLO Issuer. In the case of CLO XIV, we own the equity interests of the CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture (and the CLO XII Credit Agreement as applicable, subject to certain conditions). For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.

Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the applicable CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the applicable CLO Issuer.

The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately.

The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for Class A/B in CLO XII, plus the senior fees and expenses.

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO XII must equal at least 139.85% for Class A/B. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock
We cannot assure you that the market price of shares of our common stock will not decline.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. In addition, if our common stock trades below its net asset value per share, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

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
The market value of our common stock may fluctuate significantly.
The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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

We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.
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
Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan and may experience dilution in the net asset value of their shares if they do not participate in our distribution reinvestment plan and if our shares are trading at a discount to net asset value.
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.
Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our Board has approved a share repurchase program for us to repurchase shares of our common stock. On January 12, 2024, our Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the Repurchase Program will terminate on the January 25, 2025.
The Repurchase Program is discretionary and whether purchases will be made under the Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Repurchase Program’s effectiveness.
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
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued unsecured notes in private placements in reliance on Section 4(a)(2) of the Securities Act and for initial resale pursuant to Rule 144A of the Securities Act (the “144A Notes”). The 144A Notes are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLOs. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 144A Notes. Secured indebtedness is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.
Our 144A Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 144A Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the 144A Notes and the 144A Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 144A Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes will be structurally subordinated, or junior, to our SPV Asset Facilities and CLOs and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the 144A Notes.
An increase in market interest rates could result in a decrease in the market value of our 144A Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our 144A Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.
The indenture under which the 144A Notes were issued contains limited protection for holders of our 144A Notes.

The indenture offers limited protection to holders of our 144A Notes . The terms of the indenture and the 144A Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 144A Notes . In particular, the terms of the indenture and the 144A Notes will not place any restrictions on our or our subsidiaries’ ability to:
• issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 144A Notes;
• sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
• create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
• enter into transactions with affiliates;
• make investments; or
• create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the 144A Notes do not protect holders of the 144A Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 144A Notes may have important consequences for you as a holder of the 144A Notes, including making it more difficult for us to satisfy our obligations with respect to the 144A Notes or negatively affecting the trading value of the 144A Notes .
Certain of our current debt instruments include more protections for their holders than the indenture and the 144A Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 144A Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 144A Notes.
The optional redemption provision may materially adversely affect your return on the 144A Notes.
The 144A Notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the 144A Notes at times when prevailing interest rates are lower than the interest rate paid on the 144A Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the 144A Notes being redeemed.
We may not be able to repurchase the 144A Notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the 144A Notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding 144A Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the 144A Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the 144A Notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the 144A Notes. If the holders of the 144A Notes exercise their right to require us to repurchase all the 144A Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the Notes or our other debt.
If an active trading market does not develop for the 144A Notes, you may not be able to resell them.
We do not intend to apply for listing of the 144A Notes on any securities exchange or for quotation of the 144A Notes on any automated dealer quotation system. If no active trading market develops, you may not be able to resell the 144A Notes at their fair market value or at all. If the 144A Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop for the 144A Notes, that you will be able to sell the 144A Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop for the 144A Notes, the liquidity and trading price for the 144A Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 144A Notes for an indefinite period of time.
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.
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

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following the Exchange Listing, lead to a decline in the market price of our common stock.
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
•disease pandemics;
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
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology

Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Since January 25, 2024, our common stock is traded on the NYSE under the symbol "OBDE." It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See "ITEM 1A. RISK FACTORS— Risks Related to an Investment in our Common Stock—We cannot assure you that the market price of shares of our common stock will not decline." On February 16, 2024, the last reported closing sales price of our common stock on the NYSE was $14.76 per share, which represented a discount of approximately 5.1% to net asset value per share reported by us as of December 31, 2023.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
Distributions declared during the year ended December 31, 2023 of $232.5 million consisted of approximately $230.3 million of ordinary income and $2.2 million of long-term capital gains, as determined on a tax basis. Distributions declared during the year ended December 31, 2022 of $165.0 million consisted of approximately $164.8 million of ordinary income and $0.2 million of long-term capital gains, as determined on a tax basis.
Holders
As of February 16, 2024, there were approximately 639 holders of our common stock (including Cede & Co.).
Distribution Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On January 12, 2024, our Board declared a first quarter distribution of $0.35 per share for stockholders of record as of March 29, 2024, payable on or before April 15, 2024. On January 12, 2024, our Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
May 31, 2024	June 14, 2024	$0.06
August 30, 2024	September 13, 2024	$0.06
November 29, 2024	December 13, 2024	$0.06
February 28, 2025	March 14, 2025	$0.06
May 30, 2025	June 13, 2025	$0.06
The following table summarizes dividends declared for the year ended December 31, 2023:

	December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.49
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44
The dividends declared during the year ended December 31, 2023 were derived from ordinary income and long-term capital gains.
The following table summarizes the dividends declared for the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 31, 2022	January 31, 2023	$0.42
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33
The dividends declared during the year ended December 31, 2022 were derived from ordinary income and long-term capital gains.
The following table summarizes the dividend declared for the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
The dividends declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. As described below, we may purchase shares in the open market or use newly issued shares to implement the dividend reinvestment plan. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan is determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the last day of the calendar quarter immediately preceding the date such distribution was declared.
In connection with the Exchange Listing, we entered into our amended and restated dividend reinvestment plan, pursuant to which, subsequent to the Exchange Listing, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Recent Developments —Amended and Restated Dividend Reinvestment Plan.”
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	276,837
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	628,939
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532

Stock Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing.
Senior Securities
Information about our senior securities is shown in the following table as of and for the years ended December 31, 2023, 2022, 2021 and 2020:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
December 31, 2023	$118.1	$2,059	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
December 31, 2023	$265.0	$2,059	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
December 31, 2023	$320.0	$2,059	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
CLO XIV
December 31, 2023	$260.0	$2,059	—	N/A
2027 Notes
December 31, 2023	$325.0	$2,059	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
December 31, 2023	$142.0	$2,059	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
December 31, 2023	$250.0	$2,059	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
December 31, 2023	$100.0	$2,059	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
(5)Facility was terminated in 2021.
(6)Facility was terminated in 2022.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation III (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on January 27, 2020. We were formed primarily to originate and make loans to, and make debt and equity investments in middle-market companies based primarily in the United States. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We are managed by Blue Owl Diversified Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Prior to the Exchange Listing (as defined below), we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 25, 2024, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the "Exchange Listing"). See “ —Recent Developments.”
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC ("OPFA" and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion of assets under management across the Blue Owl Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl's Credit platform's investment committees. Blue Owl's Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl's Credit platform's investment committees.The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the "1940 Act") from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the “1940 Act”) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies ("BDCs"), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
On April 24, 2020, we formed a wholly-owned subsidiary, OR Lending III LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending III LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
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
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of 90% of our investment company taxable income and tax-exempt interest for that taxable year.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since affiliates of our Adviser began investment activities in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value ratio of 50% or below.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies described above, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2023, our average debt investment size in each of our portfolio companies was approximately $22.8 million based on fair value. As of December 31, 2023, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 86.5% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $978 million, weighted average annual EBITDA of $208 million, an average interest coverage of 1.8x and an average net loan-to-value of 37.8%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2023, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Expenses
Our primary operating expenses include the payment of the management fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee compensates our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments. The Adviser was not entitled to an incentive fee prior to the Exchange Listing.
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

Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150%, effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of December 31, 2023, we had net leverage of 0.86x debt-to-equity.
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2023, based on fair value, our portfolio consisted of 76.4% first lien senior secured debt investments (of which 62.5% we consider to be unitranche debt investments (including “last out” portions of such loans)), 12.1% second lien senior secured debt investments, 1.7% unsecured debt investments, 5.2% preferred equity investments and 4.6% common equity investments.
As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.1% and 12.1%, respectively(1). As of December 31, 2023, the weighted average spread of total debt investments was 6.3%.
As of December 31, 2023, we had investments in 153 portfolio companies with an aggregate fair value of $3.6 billion.
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

We expect to match our originations with the pace of repayments over each quarter. We expect merger and acquisition activity to increase as a result of inflation, low unemployment and current federal policy. In addition we have seen an increase in repayments and as a result we have increased the pace of our originations in order to maintain leverage within our target range.We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
New investment commitments
Gross originations	$598,504	$647,766	$2,971,231
Less: Sell downs	(2,021)	(10,903)	(47,546)
Total new investment commitments	$596,483	$636,863	$2,923,685
Principal amount of investments funded:
First-lien senior secured debt investments	$434,318	$363,932	$1,947,683
Second-lien senior secured debt investments	—	26,883	344,453
Unsecured debt investments	—	8,883	25,065
Preferred equity investments	25,030	50,972	79,090
Common equity investments	28,422	43,232	65,407
Total principal amount of investments funded	$487,770	$493,902	$2,461,698
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(438,852)	$(52,594)	$(58,607)
Second-lien senior secured debt investments	(13,268)	(1,200)	(23,556)
Unsecured debt investments	(36)	(1,704)	—
Preferred equity investments	(5,768)	(3,807)	—
Common equity investments	(195)	(7,350)	—
Total principal amount of investments sold or repaid	$(458,119)	$(66,655)	$(82,163)
Number of new investment commitments in new portfolio companies(1)	29	50	68
Average new investment commitment amount	$16,021	$12,737	$38,820
Weighted average term for new debt investment commitments (in years)	6.1	6.1	7.1
Percentage of new debt investment commitments at floating rates	96.1%	95.5%	98.8%
Percentage of new debt investment commitments at fixed rates	3.9%	4.5%	1.2%
Weighted average interest rate of new debt investment commitments(2)(3)	11.4%	11.3%	7.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.1%	6.7%	6.2%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the years ended December 31, 2023 and 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% and 4.59% as of December 31, 2023 and December 31, 2022, respectively.
(3)For the year ended December 31, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,739,536	$2,742,163	(4)	$2,737,121	$2,723,784	(4)
Second-lien senior secured debt investments	434,657	432,672		442,265	427,927
Unsecured debt investments	64,245	62,295		57,458	52,409
Preferred equity investments(2)	185,485	186,696		148,104	144,978
Common equity investments(3)	152,930	166,875		108,138	117,667
Total Investments	$3,576,853	$3,590,701		$3,493,086	$3,466,765
________________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)62.5% and 73.2% of which we consider unitranche loans as of December 31, 2023 and 2022, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	2.8%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	2.1	1.2
Automotive	3.6	3.4
Buildings and real estate	3.7	3.3
Business services	6.4	6.2
Chemicals	2.2	2.4
Consumer products	3.2	2.9
Containers and packaging	3.7	3.7
Distribution	2.0	1.7
Education	0.6	0.6
Financial services	0.8	4.1
Food and beverage	4.8	3.9
Healthcare equipment and services	3.1	3.0
Healthcare providers and services	9.4	7.7
Healthcare technology	6.8	6.7
Household products	0.7	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.9	10.1
Internet software and services	14.6	17.5
Leisure and entertainment	1.9	2.0
Manufacturing	3.9	3.3
Pharmaceuticals(3)	0.4	—
Professional services	2.9	2.7
Specialty retail	5.0	5.2
Telecommunications	0.4	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	25.0%	22.3%
Northeast	15.5	17.6
South	29.6	28.4
West	23.2	23.3
International	6.7	8.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.6%	11.1%
Weighted average total yield of debt and income producing securities(1)	12.1%	11.4%
Weighted average interest rate of debt securities	11.8%	10.9%
Weighted average spread over base rate of all floating rate investments	6.3%	6.4%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of December 31, 2023, only two of our portfolio companies are on non-accrual. Our average annual gain/loss ratio is (0.06)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$442,688	12.3%	$372,471	10.7%
2	2,960,620	82.5	2,983,023	86.1
3	167,834	4.7	98,235	2.8
4	—	—	—	—
5	19,559	0.5	13,036	0.4
Total	$3,590,701	100.0%	$3,466,765	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,218,317	99.4%	$3,212,175	99.2%
Non-accrual	20,121	0.6	24,669	0.8
Total	$3,238,438	100.0%	$3,236,844	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity investment to Amergin AssetCo on July 1, 2022. As of December 31, 2023 our commitment is $24.6 million, of which $10.4 million is equity and $14.2 million is debt. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the Order. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2023, the fair value of our equity investment in Fifth Season was $43.9 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC ("LSI Financing")
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment to LSI Financing. As of December 31, 2023, the fair value of our investment in LSI Financing was $13.0 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Total Investment Income	$422.8	$278.9	$101.2
Less: Operating expenses	149.0	88.1	31.4
Net Investment Income (Loss) Before Taxes	273.8	190.8	69.8
Less: Income taxes (benefit), including excise taxes	1.8	0.9	0.2
Net Investment Income (Loss) After Taxes	$272.0	$189.9	$69.6
Net change in unrealized gain (loss)	36.8	(28.3)	4.6
Net realized gain (loss)	(11.2)	0.6	1.0
Net Increase (Decrease) in Net Assets Resulting from Operations	$297.6	$162.2	$75.2
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the composition of investment income for the following periods:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Interest income (excluding PIK interest income)	$346.1	$227.7	$85.0
PIK interest income	45.7	34.6	10.1
Dividend income	23.7	12.6	3.0
Other income	7.3	4.0	3.1
Total investment income	$422.8	$278.9	$101.2
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the years ended December 31, 2023 and 2022
Investment income increased by $143.9 million to $422.8 million for the year ended December 31, 2023 from $278.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in the base rates charged on our floating rate debt investments and debt investments made during the prior year earning a full year's worth of interest income during the year ended December 31, 2023. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $146.0 million as of December 31, 2022 to $175.3 million as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Payment-in-kind interest and dividend income represented approximately 10.8% and 4.1%, respectively, of investment income for the year ended December 31, 2023 and approximately 12.4% and 4.0%, respectively, of investment income for the year ended December 31, 2022. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
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
Expenses
The table below presents expenses for the following periods:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Interest expense	121.7	64.9	20.1
Management fee	17.9	15.4	5.5
Professional fees	5.1	4.0	2.6
Directors' fees	0.9	1.2	1.1
Other general and administrative	3.4	2.6	2.1
Total operating expenses	$149.0	$88.1	$31.4
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the years ended December 31, 2023 and 2022
Total expenses increased by $60.9 million to $149.0 million for the year ended December 31, 2023 from $88.1 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $2.5 million, $56.8 million and $1.6 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $1.4 billion period over period, as well as an increase in the average interest rate to 6.6% from 4.2% period over period. Management fees increased primarily due to an increase in our investment portfolio, which at fair value, increased from $3.5 billion as of December 31, 2022 to $3.6 billion as of December 31, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
Selected Financial Data (Unaudited)
The table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2023, 2022 and 2021. We were initially capitalized on June 4, 2020 and commenced operations on June 5, 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2023	2022	2021
Consolidated Statement of Operations Data
Income
Total investment income	$422.8	$278.9	$101.2
Expenses
Total operating expenses	149.0	88.1	31.4
Net investment income before income taxes	273.8	190.8	69.8
Income tax expense (benefit), including excise tax expense (benefit)	1.8	0.9	0.2
Net investment income (loss) after income taxes	272.0	189.9	69.6
Total change in net unrealized gain (loss)	36.8	(28.3)	4.6
Total net realized gain (loss)	(11.2)	0.6	1.0
Increase in net assets resulting from operations	$297.6	$162.2	$75.2
Earnings per common share – basic and diluted	$2.44	$1.40	$1.67
Consolidated Balance Sheet Data
Cash	$141.4	$60.1	$27.2
Investments at fair value	3,590.7	3,466.8	2,897.0
Total assets	3,761.1	3,552.7	2,944.4
Total debt (net of unamortized debt issuance costs)	1,754.5	1,660.3	1,237.5
Total liabilities	1,850.0	1,738.9	1,276.1
Total net assets	$1,911.1	$1,813.9	$1,668.3
Net asset value per share	$15.56	$15.03	$15.05
Other Data:
Number of portfolio companies	153	134	87
Distributions Declared Per Share	$1.89	$1.40	$1.15
Total return based on net asset value(1)	16.1%	9.2%	12.3%
Weighted average total yield of portfolio at fair value(2)	11.6%	11.1%	7.4%
Weighted average total yield of portfolio at amortized cost(2)	11.6%	11.0%	7.5%
Weighted average yield of debt and income producing securities at fair value(2)	12.1%	11.4%	7.6%
Weighted average yield of debt and income producing securities at amortized cost(2)	12.1%	11.3%	7.6%
Fair value of debt investments as a percentage of principal	98.6%	97.7%	98.6%
________________
(1)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(2)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$97,881	$106,190	$107,216	$111,542
Net expenses	$36,302	$36,538	$38,133	$39,895
Net investment income (loss)	$61,579	$69,652	$69,083	$71,647
Net realized and unrealized gains (losses)	$12,397	$(122)	$4,410	$8,910
Increase (decrease) in net assets resulting from operations	$73,976	$69,530	$73,493	$80,557
Net asset value per share as of the end of the quarter	$15.20	$15.28	$15.40	$15.56
Earnings (losses) per share - basic and diluted	$0.61	$0.57	$0.60	$0.66

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$56,255	$58,564	$73,951	$90,093
Net expenses	$15,325	$17,167	$24,766	$31,691
Net investment income (loss)	$40,930	$41,397	$49,185	$58,402
Net realized and unrealized gains (losses)	$(14,623)	$(45,930)	$30,806	$2,038
Increase (decrease) in net assets resulting from operations	$26,307	$(4,533)	$79,991	$60,440
Net asset value per share as of the end of the quarter	$14.96	$14.63	$14.95	$15.03
Earnings (losses) per share - basic and diluted	$0.24	$(0.04)	$0.67	$0.50

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$10,177	$14,639	$25,016	$51,399
Net expenses	$3,137	$4,641	$7,316	$16,496
Net investment income (loss)	$7,040	$9,998	$17,700	$34,903
Net realized and unrealized gains (losses)	$1,778	$2,795	$1,995	$(964)
Increase (decrease) in net assets resulting from operations	$8,818	$12,793	$19,695	$33,939
Net asset value per share as of the end of the quarter	$14.53	$14.72	$14.93	$15.05
Earnings (losses) per share - basic and diluted	$0.44	$0.50	$0.45	$0.37
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of December 31, 2023, we have generated undistributed taxable earnings “spillover” of $0.42 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2023, 2022 and 2021, we accrued U.S. federal excise tax of $1.8 million, $862.4 thousand and $227.6 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Net change in unrealized gain (loss) on investments	$36.1	$(28.9)	$5.4
Net change in translation of assets and liabilities in foreign currencies	0.7	0.6	(0.8)
Income tax (provision) benefit	—	—	—
Net change in unrealized gain (loss)	$36.8	$(28.3)	$4.6
For the years ended December 31, 2023 and 2022
For the year ended December 31, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of certain equity investments, credit spreads tightening across broader markets, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. As of December 31, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.7% as of December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
CD&R Value Building Partners I, L.P. (dba Belron)	$7.0
Walker Edison Furniture Company LLC(1)(2)	5.4
Packaging Coordinators Midco, Inc.	4.6
Notorious Topco, LLC (dba Beauty Industry Group)	(4.4)
Asurion, LLC	3.4
Muine Gall, LLC	2.7
ConAir Holdings LLC	2.6
Picard Holdco, Inc.	2.1
Phoenix Newco, Inc. (dba Parexel)	1.6
Denali Buyerco, LLC (dba Summit Companies)	1.5
Remaining Companies	9.6
Total	$36.1
________________
(1)Portfolio company is a non-controlled, affiliated investment.
(2)Our investment in the portfolio company was restructured. See "ITEM 8 —Consolidated Financial Statements and Supplementary Information —Consolidated Schedule of Investments as of December 31, 2023 —Footnote 26."
For the years ended December 31, 2022 and 2021
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
Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Net realized gain (loss) on investments	$(11.2)	$1.2	$0.3
Net realized gain (loss) on foreign currency transactions	0.0	(0.6)	0.7
Net realized gain (loss)	$(11.2)	$0.6	$1.0
Realized Gross Internal Rate of Return
Since we began investing in 2020 through December 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.1% (based on total capital invested of $542.5 million and total proceeds from these exited investments of $633.5 million). Eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest and fees earned from our investments and principal repayments, our credit facilities, and other secured and unsecured debt. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of December 31, 2023, our asset coverage ratio was 206%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2023, taken together with our available debt capacity of $612.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2023, we had $141.4 million in cash. During the year ended December 31, 2023, cash provided by operating activities was $186.0 million, primarily as a result of sales and repayments of $530.7 million and other operating activity of $203.9 million, partially offset by funding portfolio investments of $548.6 million. Lastly, cash used in financing activities was $104.6 million during the period, which was the result of distributions paid of $190.0 million, partially offset by proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $85.4 million.
Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.
On June 4, 2020, the Company issued 100 common shares for $1,500 to the Adviser.
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. As of June 16, 2022, all Capital Commitments had been drawn.

During the year ended December 31, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
October 29, 2021	November 12, 2021	43,658,640	661,428,408
Total		90,505,456	$1,361,428,408
Distributions
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2023:

	December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.49
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 31, 2022	January 31, 2023	$0.42
August 2, 2022	September 30, 2022	November 15, 2022	$0.35
May 3, 2022	June 30, 2022	August 15, 2022	$0.30
February 23, 2022	March 31, 2022	May 13, 2022	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.27
August 3, 2021	September 30, 2021	November 15, 2021	$0.24
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.33
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	276,837
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	628,939
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532
Debt
Aggregate Borrowings

Debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$575,000	$118,119	$456,881	$109,931
SPV Asset Facility I	$525,000	$265,000	$141,856	$258,232
SPV Asset Facility II	$350,000	$320,000	$13,558	$318,367
CLO XIV	$260,000	$260,000	$—	$258,100
2027 Notes	$325,000	$325,000	$—	$322,302
July 2025 Notes	$142,000	$142,000	$—	$141,149
July 2027 Notes	$250,000	$250,000	$—	$247,452
Series 2023A Notes	$100,000	$100,000	$—	$98,963
Total Debt	$2,527,000	$1,780,119	$612,295	$1,754,496
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million and $1.0 million respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$116,216	$60,703	$14,854
Amortization of debt issuance costs	5,463	4,221	5,259
Total Interest Expense	$121,679	$64,924	$20,113
Average interest rate	6.6%	4.2%	2.5%
Average daily borrowings	$1,724,307	$1,423,464	$597,062

Senior Securities

The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
December 31, 2023	$118.1	$2,059	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
December 31, 2023	$265.0	$2,059	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
December 31, 2023	$320.0	$2,059	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
CLO XIV
December 31, 2023	$260.0	$2,059	—	N/A
2027 Notes
December 31, 2023	$325.0	$2,059	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
December 31, 2023	$142.0	$2,059	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
December 31, 2023	$250.0	$2,059	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
December 31, 2023	$100.0	$2,059	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
(5)Facility was terminated in 2021.
(6)Facility was terminated in 2022.
Description of Facilities
Credit Facilities
Revolving Credit Facility

On December 14, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023, the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through December 21, 2023 (the “Revolving Credit Facility First Amendment Date”).
The Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries in existence on the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Facility provides for (a) a term loan in an initial amount of $50.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $525.0 million (the aggregate commitments under the Facility increased from $450.0 million to $575.0 million on the Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.10 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions and includes a $100.0 million limit for swingline loans.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on December 21, 2027 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on December 21, 2028 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either the term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to our consolidated assets and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.

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
SPV Asset Facility I
On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, us, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through December 8, 2023 (the “SPV Asset Facility I Fourth Amendment Date”).
From time to time, we expect to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing through our ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $525 million (decreased from $625 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100 million sub-limit for swingline loans.
The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through March 16, 2026, unless the commitments are terminated sooner as provided in the

SPV Asset Facility I (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on March 15, 2028 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.70% (or, alternatively, Daily Compounded CORRA plus a spread of 0.32138% when CDOR becomes unavailable); amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility I Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay our debts.
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
CLOs
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), we completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by our consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XIV Issuer.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on October 20, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIV Preferred Shares”). The CLO XIV Preferred Shares were issued by the CLO XIV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIV Debt. We purchased all of the CLO XIV Preferred Shares. We act as retention holder in connection with the CLO XIV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such are required to retain a portion of the CLO XIV Preferred Shares.
As part of the CLO XIV Transaction, we entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle market loans from us to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from us to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV

ORCC III Financing Loan Sale Agreement”). We and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO XIV Debt is the secured obligation of the CLO XIV Issuer, and the CLO XIV Indenture and CLO XIV Class A-L Credit Agreement each includes customary covenants and events of default. The CLO XIV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIV Issuer under a collateral management agreement dated as of the CLO XIV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XIV Issuer’s equity or notes owned by us.
Unsecured Notes
2027 Notes
On October 13, 2021, we issued $325.0 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
Series 2022A Notes
On July 21, 2022, we entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142.0 million in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes”) and (ii) $190.0 million in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the July 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by certain domestic subsidiaries of ours.

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

Series 2022B Notes

On December 22, 2022, we entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “Series 2022B Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above.

Series 2023A Notes

On June 29, 2023, we entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “Series 2023A Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.

Promissory Note
On September 13, 2021, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250.0 million from Feeder FIC. On February 23, 2022, we entered into an amendment to the FIC Agreement to reduce the amount that could be borrowed pursuant to the Promissory Notes from $250 million to $150 million. Under the FIC Agreement, we could re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and us.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$51	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	887	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	—	4,003
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	305	607
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,528	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	1,352	—
Apex Service Partners, LLC	First lien senior secured revolving loan	533	—
Apex Service Partners, LLC	First lien senior secured revolving loan	—	19
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	3	300
Associations, Inc.	First lien senior secured revolving loan	3,437	5,315
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	7,723	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	8,082	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	858	—
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	99	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	358	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,275	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	12,143	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,889	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,165	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,245	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,158	2,105
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
CivicPlus, LLC	First lien senior secured revolving loan	683	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,955
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,630	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,978	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	—
Finastra USA, Inc.	First lien senior secured revolving loan	916	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,991	2,729
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	726	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	—
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	669	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	939	789
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	—	1,790
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	678	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	439	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	503	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,599	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	—	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	218	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	—	14
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,172	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	1,275	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	387	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	5,106	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	471	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	390	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	3,521

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	294	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,086
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,486	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	289	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,167	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	703	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	356	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,023	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
The Shade Store, LLC	First lien senior secured revolving loan	2,127	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,255	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9,000	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,083	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$262,051	$274,429
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
We had raised approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2023 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	118.1	—	—	118.1	—
SPV Asset Facility I	265.0	—	—	265.0	—
SPV Asset Facility II	320.0	—	320.0	—	—
CLO XIV	260.0	—	—	—	260.0
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$1,780.1	$—	$462.0	$1,058.1	$260.0
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
We apply ASC 820, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio.The Company does not currently use derivatives and, as a result, qualifies as a limited derivatives user and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.

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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least the sum of:
•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain consolidated subsidiaries or ours are subject to U.S. federal and state corporate-level income taxes.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Exchange Listing
On January 25, 2024, our common stock was listed and began trading (the “Exchange Listing”) on the New York Stock Exchange (“NYSE”) under the ticker symbol “OBDE.”

Waiver of Transfer Restrictions; Shares Eligible for Sale
In connection with the Exchange Listing, the Board waived the transfer restrictions contained in our amended and restated articles of incorporation (the “Charter”) with respect to 5,870,466 shares of our common stock (the “Released Shares”). The Charter provides for three separate restricted periods as follows:
•One period is 180 days after the Exchange Listing and applies to all of the shares of our common stock that was outstanding prior to the Exchange Listing (the “First Lock-Up Period”);
•One period is 270 days after the Exchange Listing and applies to two-thirds of the shares of our common stock that was outstanding prior to the Exchange Listing (the “Second Lock-Up Period”); and
•One period is 365 days after the Exchange Listing and applies to one-third of the shares of our common stock that was outstanding prior to the Exchange Listing (the “Third Lock-Up Period”).
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of the Company’s common stock that was outstanding prior to the Exchange Listing was released from each of the First, Second and Third Lock-Up Periods. Generally, all of the Company’s common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing.
Fractional Shares
In connection with the Exchange Listing, the Board determined to eliminate any outstanding fractional shares of the Company’s common stock (the “Fractional Shares”), as permitted by the Maryland General Corporation Law by rounding up the number of Fractional Shares held by each shareholder to the nearest whole share.
Distributions Declared
On January 12, 2024, the Board declared a first quarter 2024 regular dividend of $0.35 per share, payable on or before April 15, 2024 to shareholders of record as of March 29, 2024.
On January 12, 2024, the Board declared five special dividends of $0.06 per share, payable on or before June 14, 2024, September 13, 2024, December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of May 31, 2024, August 30, 2024, November 29, 2024, February 28, 2025 and May 30, 2025.
Amended and Restated Dividend Reinvestment Plan
On December 5, 2023, the Board approved an amended and restated dividend reinvestment plan (the “Amended Reinvestment Plan”) which became effective upon the Exchange Listing. Pursuant to its terms, the Company may use newly issued shares or purchase shares in the open market to implement the Amended Reinvestment Plan.
If newly issued shares are used to implement the Amended Reinvestment Plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).
If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.
Appointment of Officer

On January 12, 2024, the Board appointed Logan Nicholson to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.
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
As of December 31, 2023, 98.1% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and CLO XIV bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$96,513	$28,894	$67,619
Up 200 basis points	$64,342	$19,262	$45,080
Up 100 basis points	$32,171	$9,631	$22,540
Down 100 basis points	$(32,171)	$(9,631)	$(22,540)
Down 200 basis points	$(64,342)	$(19,262)	$(45,080)
Down 300 basis points	$(96,513)	$(28,894)	$(67,619)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation III:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation III and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 21, 2024

Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,479,371 and $3,463,668, respectively)	$3,498,800	$3,437,381
Non-controlled, affiliated investments (amortized cost of $97,482 and $29,418, respectively)	91,901	29,384
Total investments at fair value (amortized cost of $3,576,853 and $3,493,086, respectively)	3,590,701	3,466,765
Cash	141,448	60,053
Interest receivable	25,147	21,966
Prepaid expenses and other assets	3,801	3,955
Total Assets	$3,761,097	$3,552,739
Liabilities
Debt (net of unamortized debt issuance costs of $25,623 and $21,092, respectively)	$1,754,496	$1,660,310
Distribution payable	60,779	50,425
Management fee payable	4,517	4,173
Payables to affiliates	896	1,926
Accrued expenses and other liabilities	29,297	22,024
Total Liabilities	1,849,985	1,738,858
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 122,817,625 and 120,693,049 shares issued and outstanding, respectively	1,228	1,207
Additional paid-in-capital	1,829,029	1,798,712
Accumulated undistributed (overdistributed) earnings	80,855	13,962
Total Net Assets	1,911,112	1,813,881
Total Liabilities and Net Assets	$3,761,097	$3,552,739
Net Asset Value Per Share	$15.56	$15.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$345,962	$227,727	$85,019
PIK interest income	45,461	34,570	10,070
Dividend income	22,133	12,415	2,962
Other income	7,291	3,950	3,180
Total investment income from non-controlled, non-affiliated investments	420,847	278,662	101,231
Investment income from non-controlled, affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$182	$—	$—
Payment-in-kind ("PIK") interest income	237	—	—
Dividend income	1,553	201	—
Other income	10	—	—
Total investment income from non-controlled, affiliated investments	1,982	201	—
Total Investment Income	422,829	278,863	101,231
Expenses
Interest expense	$121,679	$64,924	$20,113
Management fee	17,863	15,360	5,471
Professional fees	5,187	4,037	2,599
Directors' fees	909	1,165	1,116
Other general and administrative	3,397	2,601	2,063
Total Expenses	149,035	88,087	31,362
Net Investment Income (Loss) Before Taxes	273,794	190,776	69,869
Income tax expense (benefit), including excise tax expense (benefit)	1,833	862	228
Net Investment Income (Loss) After Taxes	$271,961	$189,914	$69,641
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$41,676	$(28,873)	$5,436
Non-controlled, affiliated investments	(5,547)	(34)	—
Translation of assets and liabilities in foreign currencies	710	608	(804)
Income tax (provision) benefit	(1)	—	—
Total Net Change in Unrealized Gain (Loss)	36,838	(28,299)	4,632
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(11,206)	$874	$292
Non-controlled, affiliated investments	—	319	—
Foreign currency transactions	(37)	(603)	680
Total Net Realized Gain (Loss)	(11,243)	590	972
Total Net Realized and Change in Unrealized Gain (Loss)	25,595	(27,709)	5,604
Net Increase (Decrease) in Net Assets Resulting from Operations	$297,556	$162,205	$75,245
Earnings (Loss) Per Share - Basic and Diluted	$2.44	$1.40	$1.67
Weighted Average Shares Outstanding - Basic and Diluted	122,045,758	116,045,926	45,110,198

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(5)(7)(18)	First lien senior secured loan	SR +	5.50%	8/2028	$82,688	$81,481	$82,683	4.3%
Global Music Rights, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	8/2027	—	(91)	—	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(6)(18)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	19,142	18,827	18,950	1.1%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	12/2027	272	250	257	—%
						100,467	101,890	5.4%
Aerospace and defense
Peraton Corp.(5)(7)(17)(18)	Second lien senior secured loan	SR +	7.75%	2/2029	14,494	14,336	14,385	0.8%
						14,336	14,385	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(10)(16)(18)	Unsecured facility	SA +	6.00% PIK	8/2025	£17,800	23,417	22,691	1.2%
Hg Genesis 9 Sumoco Limited(5)(11)(16)(18)	Unsecured facility	E +	7.00% PIK	3/2027	€1,052	1,153	1,163	0.1%
Hg Saturn LuchaCo Limited(5)(10)(16)(18)	Unsecured facility	SA +	7.50% PIK	3/2026	£21,176	28,529	26,995	1.4%
						53,099	50,849	2.7%
Automotive
Spotless Brands, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.50%	7/2028	48,120	47,340	47,759	2.6%
Spotless Brands, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	7/2028	282	262	272	—%
						47,602	48,031	2.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Buildings and real estate
Associations, Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	7/2027	84,488	83,765	84,066	4.4%
Associations, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	6/2024	325	323	323	—%
Associations, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	7/2027	1,878	1,837	1,851	0.1%
RealPage, Inc.(5)(6)(17)(18)	Second lien senior secured loan	SR +	6.50%	4/2029	6,500	6,428	6,483	0.3%
						92,353	92,723	4.8%
Business services
Denali Buyerco, LLC (dba Summit Companies)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	9/2028	71,188	70,656	71,010	3.7%
Denali Buyerco, LLC (dba Summit Companies)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	9/2027	—	(38)	(15)	—%
Diamondback Acquisition, Inc. (dba Sphera)(5)(6)(18)	First lien senior secured loan	SR +	5.50%	9/2028	46,868	46,183	46,166	2.4%
Entertainment Benefits Group, LLC(5)(6)(18)	First lien senior secured loan	SR +	5.25%	9/2025	854	849	854	—%
Entertainment Benefits Group, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.25%	9/2025	53	52	53	—%
Fullsteam Operations, LLC(5)(7)(18)	First lien senior secured loan	SR +	8.25%	11/2029	3,310	3,212	3,211	0.2%
Fullsteam Operations, LLC(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	8.25%	5/2025	315	295	295	—%
Fullsteam Operations, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	—	(7)	(7)	—%
Fullsteam Operations, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(5)	(6)	—%
Gainsight, Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.75% PIK	7/2027	6,192	6,134	6,131	0.3%
Gainsight, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.75% PIK	7/2027	444	435	435	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	SR +	6.25%	12/2026	35,978	35,677	35,888	1.9%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	12/2026	396	386	393	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	2,366	2,359	2,348	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(32)	(11)	—%
Hercules Buyer, LLC (dba The Vincit Group)(18)(19)(22)	Unsecured notes		0.48% PIK	12/2029	1,065	1,065	1,192	—%
Kaseya Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	6/2029	8,097	7,963	8,076	0.4%
Kaseya Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	6/2024	30	26	30	—%
Kaseya Inc.(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	6/2029	123	115	122	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)(18)	First lien senior secured loan	SR +	5.25%	10/2028	39,111	38,530	38,720	2.0%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	28	5	28	—%
						213,860	214,913	11.0%
Chemicals
Advancion Holdings, LLC (dba Angus Chemical Company)(5)(6)(18)	Second lien senior secured loan	SR +	7.75%	11/2028	6,500	6,432	6,078	0.3%
Gaylord Chemical Company, L.L.C.(5)(7)(18)	First lien senior secured loan	SR +	6.00%	3/2027	66,935	66,507	66,601	3.5%
Gaylord Chemical Company, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	3/2026	—	(19)	(20)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	4/2027	5,979	5,896	5,979	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	4/2026	46	42	46	—%
						78,858	78,684	4.1%
Consumer products
ConAir Holdings LLC(5)(6)(18)	Second lien senior secured loan	SR +	7.50%	5/2029	45,000	44,449	43,538	2.3%
Foundation Consumer Brands, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.25%	2/2027	7,982	7,857	7,982	0.4%
Lignetics Investment Corp.(5)(7)(18)	First lien senior secured loan	SR +	6.00%	11/2027	56,286	55,799	55,863	2.9%
Lignetics Investment Corp.(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2026	6,373	6,318	6,315	0.3%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(7)(18)	First lien senior secured loan	SR +	5.25%	3/2029	743	731	715	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.25%	3/2029	—	(1)	(3)	—%
						115,153	114,410	5.9%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	12/2026	3,200	3,138	3,136	0.2%
Arctic Holdco, LLC (dba Novvia Group)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(45)	(46)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)(18)	First lien senior secured loan	SR +	6.40%	10/2028	64,014	63,398	63,854	3.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	6.25%	9/2027	1,702	1,670	1,689	0.1%
Fortis Solutions Group, LLC(5)(7)(18)	First lien senior secured loan	SR +	5.50%	10/2028	31,248	30,784	30,545	1.6%
Fortis Solutions Group, LLC(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	10/2027	157	118	87	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)(18)	First lien senior secured loan	SR +	6.25%	5/2028	888	881	886	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.25%	5/2028	40	39	40	—%
Pregis Topco LLC(5)(6)(18)	Second lien senior secured loan	SR +	6.75%	8/2029	30,000	30,000	30,000	1.6%
Pregis Topco LLC(5)(6)(18)	Second lien senior secured loan	SR +	7.75%	8/2029	2,500	2,500	2,500	0.1%
						132,483	132,691	6.9%
Distribution
ABB/Con-cise Optical Group LLC(5)(7)(18)	First lien senior secured loan	SR +	7.50%	2/2028	850	841	818	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	10/2029	50,108	49,617	49,582	2.6%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	1,353	1,313	1,337	0.1%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(41)	(45)	—%
Endries Acquisition, Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.25%	12/2028	18,611	18,472	18,472	1.0%
Endries Acquisition, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	6/2024	—	(34)	(35)	—%
Endries Acquisition, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(13)	(13)	—%
						70,155	70,116	3.7%
Education
Pluralsight, LLC(5)(7)(18)	First lien senior secured loan	SR +	8.00%	4/2027	20,640	20,506	19,970	1.0%
Pluralsight, LLC(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	8.00%	4/2027	1,006	998	963	0.1%
						21,504	20,933	1.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Financial services
Finastra USA, Inc.(5)(8)(16)(18)	First lien senior secured loan	SR +	7.25%	9/2029	12,014	11,894	11,894	0.6%
Finastra USA, Inc.(5)(6)(13)(16)(18)	First lien senior secured revolving loan	SR +	7.25%	9/2029	330	317	317	—%
KRIV Acquisition Inc. (dba Riveron)(5)(7)(18)	First lien senior secured loan	SR +	6.25%	7/2029	1,759	1,709	1,711	0.1%
KRIV Acquisition Inc. (dba Riveron)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	7/2025	—	(4)	(3)	—%
KRIV Acquisition Inc. (dba Riveron)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.25%	7/2029	—	(7)	(7)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(18)	First lien senior secured loan	SR +	5.75%	9/2025	9,288	9,226	9,242	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2025	3,015	2,992	3,000	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.75%	9/2025	—	(4)	(3)	—%
Smarsh Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.75%	2/2029	762	756	760	—%
Smarsh Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	2/2024	95	94	95	—%
Smarsh Inc.(5)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	2/2029	—	—	—	—%
						26,973	27,006	1.4%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(6)(18)	Second lien senior secured loan	SR +	7.00%	9/2029	6,000	5,961	5,925	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	10/2030	8,507	8,300	8,295	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(24)	(25)	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	5/2027	34,784	34,518	34,784	1.8%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	5/2027	—	(31)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hissho Sushi Merger Sub LLC(5)(7)(18)	First lien senior secured loan	SR +	5.50%	5/2028	892	885	892	—%
Hissho Sushi Merger Sub LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	5/2028	—	(1)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(6)(18)	First lien senior secured loan	SR +	6.25%	3/2027	37,000	36,527	36,538	1.9%
KBP Brands, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.50% (1.00% PIK)	5/2027	285	283	280	—%
KBP Brands, LLC(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	6.50% (1.00% PIK)	5/2027	654	649	643	—%
Rushmore Investment III LLC (dba Winland Foods)(5)(6)(18)	First lien senior secured loan	SR +	6.00%	10/2030	41,968	41,319	41,297	2.2%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(18)	First lien senior secured loan	SR +	7.50%	9/2026	10,550	10,472	9,495	0.5%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	7.50%	9/2026	441	437	368	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(18)	First lien senior secured revolving loan	SR +	7.50%	9/2026	35	35	32	—%
Shearer's Foods, LLC(5)(6)(18)	Second lien senior secured loan	SR +	7.75%	9/2028	21,600	21,453	21,600	1.1%
Ultimate Baked Goods Midco, LLC(5)(6)(18)	First lien senior secured loan	SR +	6.25%	8/2027	16,170	15,901	16,170	0.8%
Ultimate Baked Goods Midco, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.25%	8/2027	—	(30)	—	—%
						176,654	176,294	9.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Healthcare equipment and services
Bamboo US BidCo LLC(5)(7)(18)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	9/2030	2,462	2,390	2,388	0.1%
Bamboo US BidCo LLC(5)(11)(18)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€1,532	1,574	1,641	0.1%
Bamboo US BidCo LLC(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	3/2025	26	20	20	—%
Bamboo US BidCo LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(15)	(15)	—%
Confluent Medical Technologies, Inc.(5)(7)(18)	Second lien senior secured loan	SR +	6.50%	2/2030	1,000	983	993	0.1%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(18)	First lien senior secured loan	SR +	5.75%	2/2029	841	828	829	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)(18)	First lien senior secured loan	SR +	5.75%	2/2029	2,955	2,875	2,911	0.2%
Medline Borrower, LP(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	3.00%	10/2026	—	(23)	(18)	—%
Packaging Coordinators Midco, Inc.(5)(6)(18)	Second lien senior secured loan	SR +	7.00%	12/2029	54,269	53,267	54,133	2.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(6)(16)(18)	First lien senior secured loan	SR +	6.75%	1/2028	37,642	37,239	37,548	2.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(13)(16)(18)	First lien senior secured revolving loan	SR +	6.75%	1/2026	569	546	562	—%
Rhea Parent, Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.50%	2/2029	762	750	758	—%
						100,434	101,750	5.3%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(5)(7)(18)	First lien senior secured loan	SR +	5.25%	10/2030	5,072	4,997	4,996	0.3%
Allied Benefit Systems Intermediate LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(7)	(7)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Belmont Buyer, Inc. (dba Valenz)(5)(8)(18)	First lien senior secured loan	SR +	6.50%	6/2029	3,673	3,605	3,637	0.2%
Belmont Buyer, Inc. (dba Valenz)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	347	336	344	—%
Belmont Buyer, Inc. (dba Valenz)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.50%	6/2029	—	(8)	(4)	—%
Covetrus, Inc.(5)(7)(18)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,536	24,938	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)(18)	First lien senior secured loan	SR +	5.50%	3/2025	2,489	2,489	2,483	0.1%
Engage Debtco Limited(5)(7)(16)(18)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	7/2029	1,006	986	989	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(6)(18)	First lien senior secured loan	SR +	9.75% PIK	9/2028	31,036	30,636	30,415	1.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(18)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	4/2026	18,033	17,883	17,718	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	7.00%	4/2026	1,171	1,156	1,143	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(5)(8)(18)	First lien senior secured loan	SR +	6.25%	12/2029	12,332	12,089	12,088	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(5)(8)(13)(18)	First lien senior secured revolving loan	SR +	6.25%	12/2029	502	469	492	—%
Natural Partners, LLC(5)(7)(16)(18)	First lien senior secured loan	SR +	4.50%	11/2027	2,288	2,254	2,276	0.1%
Natural Partners, LLC(5)(13)(14)(16)(18)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(2)	(1)	—%
OB Hospitalist Group, Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.50%	9/2027	51,789	51,084	51,142	2.7%
OB Hospitalist Group, Inc.(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	9/2027	2,649	2,564	2,563	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Pacific BidCo Inc.(5)(8)(16)(18)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	8/2029	10,488	10,268	10,383	0.5%
Pacific BidCo Inc.(5)(13)(14)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2025	—	(11)	—	—%
PetVet Care Centers, LLC(5)(6)(18)	First lien senior secured loan	SR +	6.00%	11/2030	25,471	25,219	25,203	1.3%
PetVet Care Centers, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(16)	(2)	—%
PetVet Care Centers, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(37)	(37)	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(18)	Second lien senior secured loan	SR +	6.50%	11/2029	85,000	84,319	85,000	4.4%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	5/2029	672	661	659	—%
Plasma Buyer LLC (dba Pathgroup)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(1)	(2)	—%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	5/2028	25	24	24	—%
PPV Intermediate Holdings, LLC(5)(7)(18)	First lien senior secured loan	SR +	5.75%	8/2029	27,986	27,505	27,636	1.4%
PPV Intermediate Holdings, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	9/2025	—	(8)	—	—%
PPV Intermediate Holdings, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.75%	8/2029	—	(33)	(25)	—%
Quva Pharma, Inc.(5)(6)(18)	First lien senior secured loan	SR +	5.50%	4/2028	11,552	11,317	11,466	0.7%
Quva Pharma, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	4/2026	—	(16)	(9)	—%
TC Holdings, LLC (dba TrialCard)(5)(7)(18)	First lien senior secured loan	SR +	5.00%	4/2027	2,199	2,183	2,199	0.1%
TC Holdings, LLC (dba TrialCard)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.00%	4/2027	—	(2)	—	—%
Tivity Health, Inc(5)(7)(18)	First lien senior secured loan	SR +	6.00%	6/2029	988	967	980	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Unified Women's Healthcare, LP(5)(6)(18)	First lien senior secured loan	SR +	5.25%	6/2029	902	896	902	—%
Unified Women's Healthcare, LP(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.25%	6/2029	—	(1)	—	—%
Unified Women's Healthcare, LP(5)(6)(18)	First lien senior secured loan	SR +	5.50%	6/2029	6,000	5,956	6,000	0.3%
Unified Women's Healthcare, LP(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(33)	—	—%
Vermont Aus Pty Ltd(5)(7)(16)(18)	First lien senior secured loan	SR +	5.50%	3/2028	983	964	973	0.1%
XRL 1 LLC (dba XOMA)(18)(22)	First lien senior secured loan		9.88%	12/2038	6,500	6,362	6,354	0.3%
XRL 1 LLC (dba XOMA)(13)(14)(15)(18)(22)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(7)	(11)	—%
						331,543	332,905	17.3%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	8/2028	53,224	52,604	52,559	2.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	8/2028	2,768	2,728	2,733	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(116)	(30)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	8/2026	1,756	1,705	1,686	0.1%
Datix Bidco Limited (dba RLDatix)(5)(10)(16)(18)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	£319	434	406	—%
Datix Bidco Limited (dba RLDatix)(5)(10)(16)(18)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	£1,667	2,266	2,125	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	10/2028	20,606	20,300	20,297	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	10/2027	1,004	983	979	0.1%
Imprivata, Inc.(5)(7)(18)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	882	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Indikami Bidco, LLC (dba IntegriChain)(5)(6)(18)	First lien senior secured loan	SR +	6.00%	12/2030	4,021	3,931	3,931	0.2%
Indikami Bidco, LLC (dba IntegriChain)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(6)	(4)	—%
Indikami Bidco, LLC (dba IntegriChain)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	6/2030	—	(11)	(11)	—%
Intelerad Medical Systems Incorporated(5)(7)(16)(18)	First lien senior secured loan	SR +	6.50%	8/2026	44,169	43,832	42,955	2.2%
Intelerad Medical Systems Incorporated(5)(7)(16)(18)	First lien senior secured revolving loan	SR +	6.50%	8/2026	3,040	3,024	2,956	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(18)	First lien senior secured loan	SR +	7.00%	12/2026	4,699	4,679	4,628	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	7.00%	12/2024	158	156	152	—%
Ocala Bidco, Inc.(5)(6)(18)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	53,554	52,605	52,884	2.8%
Ocala Bidco, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2024	—	(47)	—	—%
Ocala Bidco, Inc.(5)(6)(18)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	32,228	31,785	31,905	1.8%
RL Datix Holdings (USA), Inc.(5)(8)(16)(18)	First lien senior secured loan	SR +	4.50%	4/2025	11,900	11,797	11,900	0.6%
RL Datix Holdings (USA), Inc.(5)(8)(13)(16)(18)	First lien senior secured revolving loan	SR +	4.50%	10/2024	1,833	1,806	1,833	0.1%
RL Datix Holdings (USA), Inc.(5)(8)(16)(18)	Second lien senior secured loan	SR +	7.75%	4/2026	6,167	6,081	6,167	0.3%
						241,410	240,933	12.8%
Household products
Aptive Environmental, LLC(18)(22)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,247	2,894	3,328	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(6)(18)	Unsecured facility	SR +	10.75% PIK	4/2032	1,914	1,874	1,900	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(18)	First lien senior secured loan	SR +	5.75%	4/2029	5,164	5,080	5,139	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	4/2024	1,257	1,226	1,251	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	4/2028	166	158	163	—%
Simplisafe Holding Corporation(5)(6)(18)	First lien senior secured loan	SR +	6.25%	5/2028	2,027	1,995	2,006	0.1%
Simplisafe Holding Corporation(5)(6)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	5/2024	68	66	68	—%
						13,293	13,855	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)(18)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,054	41,908	2.2%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	9/2028	68,015	67,012	67,505	3.5%
IG Investments Holdings, LLC (dba Insight Global)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	9/2027	—	(67)	(41)	—%
						110,999	109,372	5.7%
Infrastructure and environmental services
AWP Group Holdings, Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.50%	12/2029	762	750	750	—%
AWP Group Holdings, Inc.(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2025	8	6	7	—%
AWP Group Holdings, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	12/2029	27	25	25	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	3/2028	675	665	666	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	3/2028	16	16	16	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	25	24	25	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.75%	3/2028	—	(2)	(1)	—%
						1,484	1,488	—%
Insurance
Alera Group, Inc.(5)(6)(18)	First lien senior secured loan	SR +	6.00%	10/2028	87,984	86,538	87,984	4.7%
AmeriLife Holdings LLC(5)(6)(18)	First lien senior secured loan	SR +	5.75%	8/2029	7,200	7,076	7,164	0.4%
AmeriLife Holdings LLC(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	9/2024	1,500	1,473	1,493	0.1%
AmeriLife Holdings LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(15)	—	—%
AmeriLife Holdings LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.75%	8/2028	—	(14)	(5)	—%
Ardonagh Midco 2 PLC(16)(17)(18)(22)	Unsecured notes		11.50%	1/2027	256	255	254	—%
Ardonagh Midco 3 PLC(5)(10)(16)(18)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	£1,541	2,315	2,376	0.1%
Ardonagh Midco 3 PLC(5)(12)(16)(18)	First lien senior secured EUR term loan	E +	7.25%	7/2026	€196	217	217	—%
Ardonagh Midco 3 PLC(5)(8)(16)(18)	First lien senior secured USD term loan	SR +	6.00%	7/2026	576	569	576	—%
Ardonagh Midco 3 PLC(5)(12)(16)(18)	First lien senior secured GBP delayed draw term loan	E +	6.00%	7/2026	£497	238	223	—%
Ardonagh Midco 3 PLC(5)(12)(16)(18)	First lien senior secured EUR delayed draw term loan	E +	6.75%	7/2026	€12,800	12,534	14,140	0.7%
Asurion, LLC(5)(6)(17)(18)	Second lien senior secured loan	SR +	5.25%	1/2028	5,000	5,000	4,754	0.2%
Asurion, LLC(5)(6)(17)(18)	Second lien senior secured loan	SR +	5.25%	1/2029	15,000	14,890	14,105	0.7%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Brightway Holdings, LLC(5)(8)(18)	First lien senior secured loan	SR +	6.50%	12/2027	17,582	17,423	17,230	0.9%
Brightway Holdings, LLC(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	12/2027	947	930	905	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(18)	First lien senior secured loan	SR +	6.25%	4/2028	29,207	28,922	28,987	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(25)	—	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.25%	4/2027	—	(18)	(17)	—%
Integrity Marketing Acquisition, LLC(5)(7)(18)	First lien senior secured loan	SR +	5.80%	8/2026	4,023	4,014	4,023	0.2%
Integrity Marketing Acquisition, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.00%	8/2026	203	201	203	—%
Integrity Marketing Acquisition, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.05%	8/2026	398	398	398	—%
Integrity Marketing Acquisition, LLC(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	2/2025	120	112	120	—%
Integrity Marketing Acquisition, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.50%	8/2026	—	(2)	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)(18)	First lien senior secured loan	SR +	10.50% PIK	7/2030	13,931	13,777	13,896	0.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(6)(18)	First lien senior secured loan	SR +	6.00%	11/2028	27,641	27,436	27,572	1.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(10)	(4)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(18)(22)	First lien senior secured loan		9.00% PIK	10/2031	39,046	36,419	36,313	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	8/2028	35,794	35,273	35,526	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(9)(13)(18)	First lien senior secured revolving loan	P +	4.00%	8/2027	1,651	1,588	1,612	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(8)(18)	First lien senior secured loan	SR +	5.75%	7/2027	14,793	14,599	14,681	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.75%	7/2027	—	(13)	(8)	—%
						312,100	314,718	16.7%
Internet software and services
Anaplan, Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.50%	6/2029	27,016	26,790	27,016	1.4%
Anaplan, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.50%	6/2028	—	(14)	—	—%
Avalara, Inc.(5)(7)(18)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,925	27,136	1.4%
Avalara, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(33)	(14)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(18)	First lien senior secured loan	SR +	7.50% PIK	10/2028	24,342	24,018	24,038	1.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2027	319	296	299	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)(18)	First lien senior secured loan	SR +	7.50% PIK	12/2026	10,680	10,617	10,680	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(12)	—	—%
CivicPlus, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	8/2027	15,791	15,687	15,791	0.8%
CivicPlus, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	6.00%	8/2027	352	345	352	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(6)(18)	Unsecured notes	SR +	11.75% PIK	6/2034	8,120	7,952	8,100	0.4%
Coupa Holdings, LLC(5)(6)(18)	First lien senior secured loan	SR +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	7.50%	2/2029	—	(1)	(1)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Crewline Buyer, Inc. (dba New Relic)(5)(7)(18)	First lien senior secured loan	SR +	6.75%	11/2030	36,551	36,011	36,003	1.9%
Crewline Buyer, Inc. (dba New Relic)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(56)	(57)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(18)	First lien senior secured loan	SR +	6.50%	11/2027	19,203	19,069	19,203	1.0%
EET Buyer, Inc. (dba e-Emphasys)(5)(8)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	11/2027	391	378	391	—%
Forescout Technologies, Inc.(5)(7)(18)	First lien senior secured loan	SR +	8.00%	8/2026	17,681	17,609	17,768	1.0%
Forescout Technologies, Inc.(5)(7)(18)	First lien senior secured loan	SR +	8.00%	8/2026	9,506	9,449	9,553	0.5%
Forescout Technologies, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	7/2024	—	(31)	—	—%
Forescout Technologies, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	8.00%	8/2026	—	(13)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	8/2027	8,179	8,044	7,892	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	8/2027	1,840	1,819	1,776	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	8/2027	303	290	273	—%
Granicus, Inc.(5)(7)(18)	First lien senior secured loan	SR +	5.50%	1/2027	13,444	13,261	13,410	0.7%
Granicus, Inc.(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	1/2027	2,510	2,481	2,503	0.1%
Granicus, Inc.(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	1/2027	248	233	245	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)(18)	First lien senior secured loan	SR +	5.50%	5/2026	8,902	8,876	8,879	0.5%
Hyland Software, Inc.(5)(6)(18)	First lien senior secured loan	SR +	6.00%	9/2030	14,315	14,106	14,100	0.7%
Hyland Software, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	9/2029	—	(10)	(10)	—%
MessageBird BidCo B.V.(5)(6)(16)(18)	First lien senior secured loan	SR +	6.75%	4/2027	8,000	7,890	7,980	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ministry Brands Holdings, LLC(5)(6)(18)	First lien senior secured loan	SR +	5.50%	12/2028	10,321	10,162	10,115	0.5%
Ministry Brands Holdings, LLC(5)(6)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	1,041	1,025	1,020	0.1%
Ministry Brands Holdings, LLC(5)(6)(13)(18)	First lien senior secured revolving loan	SR +	5.50%	12/2027	538	524	518	—%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(5)(6)(17)(18)	First lien senior secured loan	SR +	4.75%	10/2030	10,000	9,804	10,033	0.5%
Proofpoint, Inc.(5)(6)(17)(18)	Second lien senior secured loan	SR +	6.25%	8/2029	7,500	7,471	7,556	0.4%
QAD Inc.(5)(6)(18)	First lien senior secured loan	SR +	5.38%	11/2027	45,687	45,049	45,001	2.5%
QAD Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(77)	(90)	—%
Sailpoint Technologies Holdings, Inc.(5)(6)(18)	First lien senior secured loan	SR +	6.00%	8/2029	22,820	22,407	22,649	1.2%
Sailpoint Technologies Holdings, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	8/2028	—	(34)	(16)	—%
Securonix, Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.00%	4/2028	847	841	794	—%
Securonix, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.50%	4/2028	—	(1)	(10)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(18)	First lien senior secured loan	SR +	5.75%	6/2028	35,462	35,213	35,284	1.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	6/2028	2,872	2,872	2,858	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	5.75%	6/2027	1,807	1,785	1,791	0.1%
When I Work, Inc.(5)(7)(18)	First lien senior secured loan	SR +	7.00% PIK	11/2027	25,116	24,960	24,676	1.3%
When I Work, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(27)	(73)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Zendesk, Inc.(5)(7)(18)	First lien senior secured loan	SR +	6.25% (3.25% PIK)	11/2028	24,038	23,539	23,738	1.2%
Zendesk, Inc.(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(72)	(15)	—%
Zendesk, Inc.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(49)	(30)	—%
						438,134	439,874	23.0%
Leisure and entertainment
Troon Golf, L.L.C.(5)(7)(18)	First lien senior secured loan	SR +	5.50%	8/2027	69,350	69,121	69,003	3.6%
Troon Golf, L.L.C.(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.50%	8/2026	—	(14)	(27)	—%
						69,107	68,976	3.6%
Manufacturing
BCPE Watson (DE) ORML, LP(5)(8)(16)(18)(24)	First lien senior secured loan	SR +	6.50%	7/2028	5,000	4,960	4,975	0.3%
FARADAY BUYER, LLC (dba MacLean Power Systems)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	10/2028	45,870	44,971	44,953	2.4%
FARADAY BUYER, LLC (dba MacLean Power Systems)(5)(13)(14)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(47)	(48)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)(18)	Second lien senior secured loan	SR +	8.25%	12/2028	6,300	6,187	6,237	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(18)	First lien senior secured loan	SR +	6.00%	7/2027	28,852	28,663	28,852	1.6%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)(18)	First lien senior secured loan	SR +	6.25%	7/2027	4,064	4,001	4,064	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.00%	7/2027	—	(21)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Sonny's Enterprises, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.75%	8/2028	51,292	50,846	51,164	2.7%
Sonny's Enterprises, LLC(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	265	257	263	—%
Sonny's Enterprises, LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.75%	8/2027	—	(73)	(11)	—%
						139,744	140,449	7.5%
Professional services
Apex Group Treasury, LLC(5)(7)(16)(18)	Second lien senior secured loan	SR +	6.75%	7/2029	11,618	11,466	11,560	0.6%
Apex Service Partners, LLC(5)(7)(18)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	7,268	7,090	7,086	0.4%
Apex Service Partners, LLC(5)(7)(13)(15)(18)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	386	360	360	—%
Apex Service Partners, LLC(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	10/2029	46	32	32	—%
Guidehouse Inc.(5)(6)(18)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	43,724	43,724	43,505	2.4%
Relativity ODA LLC(5)(6)(18)	First lien senior secured loan	SR +	6.50%	5/2027	17,320	17,180	17,320	0.9%
Relativity ODA LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	6.50%	5/2027	—	(12)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(7)(18)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	5/2026	18,052	17,943	18,007	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(11)(18)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€3,254	3,513	3,585	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.50%	5/2026	889	880	885	—%
						102,176	102,340	5.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Specialty retail
Ideal Image Development, LLC(5)(7)(18)(25)	First lien senior secured loan	SR +	6.50%	9/2027	7,727	7,600	5,814	0.3%
Ideal Image Development, LLC(5)(7)(18)(25)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	1,463	732	1,101	0.1%
Ideal Image Development, LLC(5)(7)(13)(15)(18)(25)	First lien senior secured delayed draw term loan	SR +	6.50%	2/2024	805	293	606	—%
Ideal Image Development, LLC(5)(7)(18)(25)	First lien senior secured revolving loan	SR +	6.50%	9/2027	1,220	1,199	918	—%
Milan Laser Holdings LLC(5)(6)(18)	First lien senior secured loan	SR +	5.00%	4/2027	40,434	40,188	40,434	2.1%
Milan Laser Holdings LLC(5)(13)(14)(18)	First lien senior secured revolving loan	SR +	5.00%	4/2026	—	(31)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(18)	First lien senior secured loan	SR +	6.75%	11/2027	59,697	59,059	55,817	2.9%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2027	5,202	5,132	4,864	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.75%	5/2027	352	303	9	—%
The Shade Store, LLC(5)(7)(18)	First lien senior secured loan	SR +	6.00%	10/2027	57,909	57,410	55,737	2.9%
The Shade Store, LLC(5)(7)(18)	First lien senior secured loan	SR +	7.00%	10/2027	9,170	8,953	8,940	0.5%
The Shade Store, LLC(5)(7)(13)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2026	3,782	3,741	3,560	0.2%
						184,579	177,800	9.3%
Telecommunications
EOS U.S. Finco LLC(5)(7)(16)(18)	First lien senior secured loan	SR +	5.75%	10/2029	8,595	8,187	7,865	0.4%
EOS U.S. Finco LLC(5)(7)(13)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	5/2026	36	6	(42)	—%
Park Place Technologies, LLC(5)(6)(17)(18)	First lien senior secured loan	SR +	5.00%	11/2027	7,294	7,113	7,244	0.4%
						15,306	15,067	0.8%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Transportation
Motus Group, LLC(5)(6)(18)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,919	9,900	0.5%
						9,919	9,900	0.5%
Total non-controlled/non-affiliated portfolio company debt investments						3,213,725	3,212,352	168.1%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(20)(21)	LP Interest		N/A	N/A	32,865	32,911	40,794	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(18)(20)(22)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,057	38,852	2.0%
						70,968	79,646	4.1%
Buildings and real estate
Associations Finance, Inc.(18)(20)(22)	Preferred Stock		13.50% PIK	N/A	35,000,000	39,167	39,706	2.1%
Dodge Construction Network Holdings, L.P.(18)(20)(21)	Class A-2 Common Units		N/A	N/A	431,889	367	295	—%
Dodge Construction Network Holdings, L.P.(5)(7)(18)(20)	Series A Preferred Units	SR +	8.25%	N/A	—	9	6	—%
						39,543	40,007	2.1%
Business services
Denali Holding, LP (dba Summit Companies)(18)(20)(21)	Class A Units		N/A	N/A	413,725	4,215	6,350	0.3%
Hercules Buyer LLC (dba The Vincit Group)(18)(19)(20)(21)	Common Units		N/A	N/A	450	450	503	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(18)(20)(22)	Perpetual Preferred Stock		11.75% PIK	N/A	6,000	6,613	6,723	0.4%
						11,278	13,576	0.7%
Consumer products
ASP Conair Holdings LP(18)(20)(21)	Class A Units		N/A	N/A	12,857	1,286	1,215	0.1%
						1,286	1,215	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Financial services
Amergin Asset Management, LLC(16)(18)(20)(21)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(18)(20)(21)	Class A Units	N/A	N/A	7,502	75	100	—%
					75	100	—%
Healthcare equipment and services
KPCI Holdings, L.P.(18)(20)(21)	Class A Units	N/A	N/A	6,169	6,701	9,004	0.6%
Maia Aggregator, LP(18)(20)(21)	Class A-2 Units	N/A	N/A	112,360	112	113	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(18)(20)(22)	Class A Units	8.00% PIK	N/A	1,798	2,215	2,215	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(18)(20)(21)	Class B Units	N/A	N/A	24,765	75	378	—%
Rhea Acquisition Holdings, LP(18)(20)(21)	Series A-2 Units	N/A	N/A	119,048	119	161	—%
					9,222	11,871	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(18)(20)(21)	Class A Interests	N/A	N/A	3,017	3,017	2,661	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(18)(20)(21)	Class A Interests	N/A	N/A	90	904	904	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(18)(20)(22)	Series A Preferred Stock	15.00% PIK	N/A	2,868	2,811	2,810	0.1%
XOMA Corporation(18)(20)(21)	Common Stock Warrants	N/A	N/A	6,000	41	41	—%
					6,773	6,416	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Healthcare technology
Minerva Holdco, Inc.(18)(20)(22)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,350	2,312	0.1%
					2,350	2,312	0.1%
Household products
Evology, LLC(18)(20)(21)	Class B Units	N/A	N/A	113	540	516	—%
					540	516	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(18)(20)(22)	Series A Preferred Stock	10.50% PIK	N/A	12,750	14,933	13,556	0.8%
					14,933	13,556	0.8%
Insurance
Accelerate Topco Holdings, LLC(18)(20)(21)	Common Units	N/A	N/A	5,129	142	167	—%
Evolution Parent, LP (dba SIAA)(18)(20)(21)	LP Interest	N/A	N/A	8,919	892	1,050	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(18)(20)(21)	LP Interest	N/A	N/A	421	426	408	—%
Hockey Parent Holdings, L.P.(18)(20)(21)	Class A Units	N/A	N/A	7,500	7,500	7,500	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(18)(20)(21)	Class A Units	N/A	N/A	3,770,773	9,563	17,448	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(18)(20)(22)	Series A Preferred Units	15.00% PIK	N/A	4,339	3,426	3,611	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(18)(20)(21)	Class A Unit Warrants	N/A	N/A	335,816	1,146	1,129	—%
					23,095	31,313	1.6%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(18)(20)(21)	Class A Common Stock	N/A	N/A	57,000	5,700	4,469	0.2%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(18)(20)(21)	Common Units	N/A	N/A	1,729,439	1,729	1,887	0.1%
Elliott Alto Co-Investor Aggregator L.P.(16)(18)(20)(21)	LP Interest	N/A	N/A	2,873,134	2,890	2,883	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Project Hotel California Co-Invest Fund, L.P.(16)(18)(20)(21)	LP Interest		N/A	N/A	1,342,354	1,343	1,522	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(16)(18)(20)(21)	LP Interest		N/A	N/A	470,219	471	509	—%
MessageBird Holding B.V.(16)(18)(20)(21)	Extended Series C Warrants		N/A	N/A	25,540	157	30	—%
Picard Holdco, Inc.(5)(7)(18)(20)	Series A Preferred Stock	SR +	12.00%	N/A	19,378	20,482	22,560	1.2%
Project Alpine Co-Invest Fund, LP(16)(18)(20)(21)	LP Interest		N/A	N/A	2,000,000	2,001	2,363	0.1%
Thunder Topco L.P. (dba Vector Solutions)(18)(20)(21)	Common Units		N/A	N/A	2,138,653	2,139	2,374	0.1%
WMC Bidco, Inc. (dba West Monroe)(18)(20)(22)	Senior Preferred Stock		11.25% PIK	N/A	33,385	41,800	40,036	2.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(18)(20)(22)	Series A Preferred Stock		12.50% PIK	N/A	3,225	3,484	3,532	0.3%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(18)(20)(21)	Class A Common Units		N/A	N/A	268,735	2,687	2,926	0.2%
						84,883	85,091	4.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(18)(20)(21)	LP Interest		N/A	N/A	7,000	700	829	—%
						700	829	—%
Total non-controlled/non-affiliated portfolio company equity investments						$265,646	$286,448	15.0%
Total non-controlled/non-affiliated portfolio company investments						$3,479,371	$3,498,800	183.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(18)(22)(26)	First lien senior secured loan		12.00% PIK	7/2030	6,588	6,588	6,588	0.3%
AAM Series 2.1 Aviation Feeder, LLC(16)(18)(22)(26)	First lien senior secured loan		12.00% PIK	11/2030	7,828	7,828	7,828	0.4%
						14,416	14,416	0.7%
Household products
Walker Edison Furniture Company LLC(5)(6)(18)(25)(26)	First lien senior secured loan	SR +	6.75% PIK	3/2027	7,195	6,131	6,620	0.4%
Walker Edison Furniture Company LLC(5)(6)(18)(25)(26)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	3/2027	860	833	791	—%
Walker Edison Furniture Company LLC(5)(13)(15)(18)(25)(26)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	3/2027	—	—	(167)	—%
Walker Edison Furniture Company LLC(5)(6)(18)(25)(26)	First lien senior secured revolving loan	SR +	6.25% PIK	3/2027	3,333	3,333	3,118	0.2%
						10,297	10,362	0.6%
Total non-controlled/affiliated portfolio company debt investments						24,713	24,778	1.3%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(16)(18)(20)(21)(26)	LLC Interest		N/A	N/A	4,213,898	4,214	4,218	0.2%
AAM Series 2.1 Aviation Feeder, LLC(13)(16)(18)(20)(21)(26)	LLC Interest		N/A	N/A	5,252,059	5,252	5,251	0.3%
						9,466	9,469	0.5%
Household products
Walker Edison Holdco LLC(18)(20)(21)(26)	Common Units		N/A	N/A	72,917	7,046	758	—%
						7,046	758	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Insurance
Fifth Season Investments LLC(18)(20)(26)	Class A Units	N/A	N/A	8	43,904	43,904	2.4%
					43,904	43,904	2.4%
Pharmaceuticals
LSI Financing 1 DAC(16)(18)(20)(26)	Preferred Equity	N/A	N/A	12,317,312	12,353	12,992	0.6%
					12,353	12,992	0.6%
Total non-controlled/affiliated portfolio company equity investments					$72,769	$67,123	3.5%
Total non-controlled/affiliated portfolio company investments					$97,482	$91,901	4.8%
Total Investments					$3,576,853	$3,590,701	187.9%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $26.9 million based on a tax cost basis of $3.6 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $18.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $45.7 million.
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
(6)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%
(9)The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
(10)The interest rate on these loans is subject to SONIA, which as of December 31, 2023 was 5.19%.
(11)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(12)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
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
(16)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 8.5% of total assets as calculated in accordance with the regulatory requirements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

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
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $353.6 million or 18.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
KWOL Co-Invest, LP	Class A Interests	December 12, 2023
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc.	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Common Stock Warrants	December 15, 2023
Zoro TopCo, LP	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
(21)Investment is non-income producing.
(22)Investment contains a fixed-rate structure.
(23)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and CLO XIV. See Note 6 “Debt”.
(24)Investment is not pledged as collateral for the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II or CLO XIV.
(25)Loan was on non-accrual status as of December 31, 2023.
(26)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended December 31, 2023, were as follows:

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2023	Interest Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$10,807	$(6)	$5	$—	$10,806	$316	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	262	12,818	—	(1)	—	13,079	103	—	—
Fifth Season Investments LLC	25,110	18,794	—	—	—	43,904	—	1,390	—
LSI Financing 1 DAC	4,012	9,777	(1,471)	674	—	12,992	—	163	—
Walker Edison Furniture Company LLC	—	17,343	—	(6,223)	—	11,120	—	—	10
Total	$29,384	$69,539	$(1,477)	$(5,545)	$—	$91,901	$419	$1,553	$10
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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$271,961	$189,914	$69,641
Net change in unrealized gain (loss)	36,838	(28,299)	4,632
Net realized gain (loss)	(11,243)	590	972
Net Increase (Decrease) in Net Assets Resulting from Operations	297,556	162,205	75,245
Distributions
Distributions declared from earnings(1)	(232,505)	(164,966)	(61,708)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(232,505)	(164,966)	(61,708)
Capital Share Transactions
Issuance of common shares	—	118,180	1,361,428
Reinvestment of distributions	32,180	30,164	6,879
Net Increase in Net Assets Resulting from Capital Share Transactions	32,180	148,344	1,368,307
Total Increase (Decrease) in Net Assets	97,231	145,583	1,381,844
Net Assets, at beginning of period	1,813,881	1,668,298	286,454
Net Assets, at end of period	$1,911,112	$1,813,881	$1,668,298
_______________
(1)For the year ended December 31, 2023 and 2022 distributions declared from earnings were derived from net investment income and capital gains. For the year ended December 31, 2021 distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$297,556	$162,205	$75,245
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(548,649)	(709,296)	(2,631,568)
Proceeds from investments and investment repayments, net	530,748	157,884	182,333
Net amortization/accretion of premium/discount on investments	(12,617)	(8,013)	(5,179)
Payment-in-kind interest	(47,071)	(34,251)	(8,129)
Payment-in-kind dividends	(17,388)	(8,671)	(2,451)
Net change in unrealized (gain) loss on investments	(36,129)	28,907	(5,436)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(710)	(608)	804
Net realized (gain) loss on investments	11,210	(910)	(292)
Amortization of debt issuance costs	5,463	4,221	5,259
Amortization of offering costs	9	87	372
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,181)	(3,638)	(16,137)
(Increase) decrease in prepaid expenses and other assets	157	(2,157)	(1,666)
Increase (decrease) in management fee payable	344	1,374	2,585
Increase (decrease) in payables to affiliates	(1,030)	748	439
Increase (decrease) in accrued expenses and other liabilities	7,273	17,075	3,838
Net cash provided by (used in) operating activities	185,985	(395,043)	(2,399,983)
Cash Flows from Financing Activities
Borrowings on debt	730,377	1,210,978	3,032,074
Payments on debt	(635,000)	(775,000)	(2,010,102)
Debt issuance costs	(9,994)	(12,143)	(14,867)
Proceeds from issuance of common shares	—	118,180	1,364,837
Offering costs paid	(2)	(62)	(124)
Cash distributions paid to shareholders	(189,971)	(114,102)	(27,202)
Net cash provided by (used in) financing activities	(104,590)	427,851	2,344,616
Net increase (decrease) in cash	81,395	32,808	(55,367)
Cash, beginning of period	60,053	27,245	82,612
Cash, end of period	$141,448	$60,053	$27,245

Supplemental and Non-Cash Information
Interest expense paid	$108,852	$42,225	$11,514
Distributions declared during the period	$232,505	$164,966	$61,708
Reinvestment of distributions during the period	$32,180	$30,164	$6,879
Distribution payable	$60,779	$50,425	$29,725
Taxes, including excise tax, paid during the period	$850	$228	$8
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Capital Corporation III (the “Company”) is a Maryland corporation formed on January 27, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in middle-market companies based primarily in the United States. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Diversified Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Prior to the Exchange Listing (as defined below), the Company conducted private offerings (the “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 25, 2024, the Company's common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the "Exchange Listing").

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
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
Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $45.7 million and $17.2 million, representing approximately 10.8% and 4.1% of investment income, respectively. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $34.6 million and $11.2 million, representing 12.4% and less than 5% of investment income, respectively. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $10.1 million and $3.0 million, representing approximately 9.9% and less than 5% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company generally must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares or shares purchased in the open-market to implement the dividend reinvestment plan.
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2023, 2022 and 2021 the Company incurred expenses of approximately $2.4 million, $2.0 million and $1.4 million respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to others.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
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
The management fee is payable quarterly in arrears. Prior to the Exchange Listing, the management fee was payable at an annual rate of 0.50% of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters.
Following the Exchange Listing, the management fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.
For the years ended December 31, 2023, 2022 and 2021, management fees were $17.9 million, $15.4 million and $5.5 million, respectively.
Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to the Exchange Listing. Following the Exchange Listing, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the Exchange Listing, and will equal 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.
The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the date on which the Exchange Listing became effective (the "Listing Date") to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the capital gains incentive fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the calendar quarter in which the Listing Date occurs; provided, however, that in no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.
There were no performance based incentive fees on net investment income for the years ended December 31, 2023, 2022 and 2021.
There were no capital gains based incentive fees for the years ended December 31, 2023, 2022 and 2021.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

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
The Adviser is affiliated with OCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with OCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season, and LSI Financing 1.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023, our commitment to Amergin AssetCo is $24.6 million, of which $10.4 million is equity and $14.2 million is debt. The Company's investment in Amergin AssetCo is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2023 the fair market value of the Company's equity investment in Fifth Season was $43.9 million. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity investment in LSI Financing. As of December 31, 2023, the fair market value of the Company's investment in LSI Financing was $13.0 million. The Company's investment in LSI Financing is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,739,536	$2,742,163	$2,737,121	$2,723,784
Second-lien senior secured debt investments	434,657	432,672	442,265	427,927
Unsecured debt investments	64,245	62,295	57,458	52,409
Preferred equity investments(2)	185,485	186,696	148,104	144,978
Common equity investments(3)	152,930	166,875	108,138	117,667
Total Investments	$3,576,853	$3,590,701	$3,493,086	$3,466,765
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	2.8%	3.1%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	2.1	1.2
Automotive	3.6	3.4
Buildings and real estate	3.7	3.3
Business services	6.4	6.2
Chemicals	2.2	2.4
Consumer products	3.2	2.9
Containers and packaging	3.7	3.7
Distribution	2.0	1.7
Education	0.6	0.6
Financial services	0.8	4.1
Food and beverage	4.8	3.9
Healthcare equipment and services	3.1	3.0
Healthcare providers and services	9.4	7.7
Healthcare technology	6.8	6.7
Household products	0.7	0.8
Human resource support services	3.4	3.6
Infrastructure and environmental services	0.0	0.0
Insurance(2)	10.9	10.1
Internet software and services	14.6	17.5
Leisure and entertainment	1.9	2.0
Manufacturing	3.9	3.3
Pharmaceuticals(3)	0.4	—
Professional services	2.9	2.7
Specialty retail	5.0	5.2
Telecommunications	0.4	0.2
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	25.0%	22.3%
Northeast	15.5	17.6
South	29.6	28.4
West	23.2	23.3
International	6.7	8.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$141,448	$—	$—	$141,448
Investments:
First-lien senior secured debt investments(1)	$—	$17,279	$2,724,884	$2,742,163
Second-lien senior secured debt investments	—	47,284	385,388	432,672
Unsecured debt investments	—	254	62,041	62,295
Preferred equity investments(2)	—	—	186,696	186,696
Common equity investments(3)	—	—	166,875	166,875
Total Investments at fair value	$—	$64,817	$3,525,884	$3,590,701
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$60,053	$—	$—	$60,053
Investments:
First-lien senior secured debt investments(1)	$—	$6,924	$2,716,860	$2,723,784
Second-lien senior secured debt investments	—	29,267	398,660	427,927
Unsecured debt investments	—	228	52,181	52,409
Preferred equity investments(2)	—	—	144,978	144,978
Common equity investments(3)	—	—	117,667	117,667
Total Investments at fair value	$—	$36,419	$3,430,346	$3,466,765
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,716,860	$398,660	$52,181	$144,978	$117,667	$3,430,346
Purchases of investments, net	475,616	—	—	25,417	37,816	538,849
Payment-in-kind	35,295	5,065	6,710	17,201	188	64,459
Proceeds from investments, net	(511,147)	(7,200)	(36)	(5,982)	(255)	(524,620)
Net realized gains (losses)	(11,421)	—	(4)	215	—	(11,210)
Net change in unrealized gain (loss)	15,369	7,393	3,090	4,337	4,413	34,602
Net amortization/accretion of premium/discount on investments	11,358	544	100	530	—	12,532
Transfers between investment types	(7,046)	—	—	—	7,046	—
Transfers into (out of) Level 3(1)	—	(19,074)	—	—	—	(19,074)
Fair value, end of period	$2,724,884	$385,388	$62,041	$186,696	$166,875	$3,525,884
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2023, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
Purchases of investments, net	559,059	34,670	8,624	61,258	45,674	709,285
Payment-in-kind	27,078	3,092	4,081	8,525	146	42,922
Proceeds from investments, net	(138,436)	(1,899)	(1,782)	(5,464)	(9,800)	(157,381)
Net realized gains (losses)	43	—	(284)	831	319	909
Net change in unrealized gain (loss)	(15,972)	(10,754)	(4,945)	(4,011)	7,862	(27,820)
Net amortization/accretion of premium/discount on investments	6,905	485	117	419	—	7,926
Transfers between investment types	—	—	—	(368)	368	—
Transfers into (out of) Level 3(1)	—	(14,925)	(250)	—	—	(15,175)
Fair value, end of period	$2,716,860	$398,660	$52,181	$144,978	$117,667	$3,430,346
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$304,900	$88,048	$20,308	$3,693	$5,851	$422,800
Purchases of investments, net	2,119,494	315,418	24,659	76,747	65,481	2,601,799
Payment-in-kind	5,478	—	2,652	2,345	105	10,580
Proceeds from investments, net	(150,560)	(17,298)	—	—	—	(167,858)
Net realized gains (losses)	(21)	15	—	—	(4)	(10)
Net change in unrealized gain (loss)	1,620	1,365	(1,090)	886	1,665	4,446
Net amortization/accretion of premium/discount on investments	4,472	443	91	117	—	5,123
Transfers into (out of) Level 3(1)	(7,200)	—	—	—	—	(7,200)
Fair value, end of period	$2,278,183	$387,991	$46,620	$83,788	$73,098	$2,869,680
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the year ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the year ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the year ended December 31, 2021 on Investments Held at December 31, 2021
First-lien senior secured debt investments	$590	$(15,479)	$2,251
Second-lien senior secured debt investments	7,393	(10,754)	1,383
Unsecured debt investments	3,090	(4,945)	(1,090)
Preferred equity investments	4,337	(3,954)	886
Common equity investments	4,417	7,863	1,665
Total Investments	$19,827	$(27,269)	$5,095

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,430,548	Yield Analysis	Market Yield	9.1% - 22.2% (12.2%)	Decrease
	294,336	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$385,388	Yield Analysis	Market Yield	11.4% - 17.4% (14.3%)	Decrease
Unsecured debt investments	$60,850	Yield Analysis	Market Yield	10.6% - 17.2% (12.3%)	Decrease
	1,191	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$161,326	Yield Analysis	Market Yield	10.4% - 25.8% (15.4%)	Decrease
	25,370	Recent Transaction	Transaction Price	98.0% - 107.5% (106.4%)	Increase
Common equity investments	$88,622	Market Approach	EBITDA Multiple	6.0x - 20.3x (16.8x)	Increase
	14,191	Market Approach	Revenue Multiple	1.9x - 14.7x (9.1x)	Increase
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
	61,817	Recent Transaction	Transaction Price	100.0%	Increase
	2,215	Yield Analysis	Market Yield	7.9%	Decrease

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,654,307	Yield Analysis	Market Yield	8.2% - 19.0% (12.5%)	Decrease
	49,517	Recent Transaction	Transaction Price	97.5% - 98.5% (98.4%)	Increase
	13,036	Collateral Analysis	Recovery Rate	51%	Increase
Second-lien senior secured debt investments	$374,170	Yield Analysis	Market Yield	12.6% - 20.1% (15.5%)	Decrease
	24,490	Recent Transaction	Transaction Price	98%	Increase
Unsecured debt investments	$51,121	Yield Analysis	Market Yield	10.4% - 20.2% (12.7%)	Decrease
	1,060	Market Approach	EBITDA Multiple	14.3x	Increase
Preferred equity investments	$137,844	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	7,125	Recent Transaction	Transaction Price	96.5% - 100.0% (98.5%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$78,233	Market Approach	EBITDA Multiple	11.0x - 23.3x (15.6x)	Increase
	11,358	Market Approach	Revenue Multiple	1.8x - 16.6x (9.6x)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x	Increase
	28,058	Recent Transaction	Transaction Price	100.0%	Increase
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$109,931	$109,931	$138,579	$138,579
SPV Asset Facility I	258,232	258,232	494,922	494,922
SPV Asset Facility II	318,367	318,367	317,813	317,813
CLO XIV	258,100	258,100	—	—
2027 Notes	322,302	288,438	321,515	268,938
July 2025 Notes	141,149	143,420	140,602	139,870
July 2027 Notes	247,452	255,625	246,879	248,125
Series 2023A Notes	98,963	100,250	—	—
Total Debt	$1,754,496	$1,732,363	$1,660,310	$1,608,247
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million and $1.0 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2027 Notes, July 2025 Notes and July 2027 Notes are presented net of deferred financing costs of $5.8 million, $5.1 million, $2.2 million, $3.5 million, $1.4 million and $3.1 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	288,438	268,938
Level 3	1,443,925	1,339,309
Total Debt	$1,732,363	$1,608,247
Financial Instruments Not Carried at Fair Value
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 206% and 207%, respectively.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$575,000	$118,119	$456,881	$109,931
SPV Asset Facility I	$525,000	$265,000	$141,856	$258,232
SPV Asset Facility II	$350,000	$320,000	$13,558	$318,367
CLO XIV	$260,000	$260,000	$—	$258,100
2027 Notes	$325,000	$325,000	$—	$322,302
July 2025 Notes	$142,000	$142,000	$—	$141,149
July 2027 Notes	$250,000	$250,000	$—	$247,452
Series 2023A Notes	$100,000	$100,000	$—	$98,963
Total Debt	$2,527,000	$1,780,119	$612,295	$1,754,496
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million, and $1.0 million, respectively.
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
The table below presents the components of interest expense for the following periods:

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$116,216	$60,703	$14,854
Amortization of debt issuance costs	5,463	4,221	5,259
Total Interest Expense	$121,679	$64,924	$20,113
Average interest rate	6.6%	4.2%	2.5%
Average daily borrowings	$1,724,307	$1,423,464	$597,062

Description of Facilities
Credit Facilities
Revolving Credit Facility
On December 14, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023, the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through December 21, 2023 (the “Revolving Credit Facility First Amendment Date”).
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence on the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Facility provides for (a) a term loan in an initial amount of the $50.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $525.0 million (the aggregate commitments under the Facility increased from $450.0 million to $575.0 million on the Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.10 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions and includes a $100.0 million limit for swingline loans.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on December 21, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on December 21, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company's shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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

SPV Asset Facilities
SPV Asset Facility I
On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a credit agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, the Company, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through December 8, 2023 (the “SPV Asset Facility I Fourth Amendment Date”).
From time to time, the Company expects to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing through its ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $525 million (decreased from $625 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100 million sub-limit for swingline loans.
The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through March 16, 2026, unless the commitments are terminated sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on March 15, 2028 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at CDOR plus a spread of 2.70% (or, alternatively, Daily Compounded CORRA plus a spread of 0.32138% when CDOR becomes unavailable); amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay the debts of the Company.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
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
CLOs
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), the Company completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XIV Issuer.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on October 20, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIV Preferred Shares”). The CLO XIV Preferred Shares were issued by the CLO XIV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIV Debt. The Company purchased all of the CLO XIV Preferred Shares. The Company acts as retention holder in connection with the CLO XIV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XIV Preferred Shares.
As part of the CLO XIV Transaction, the Company entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle market loans from the Company to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from the Company to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). The Company and ORCC III

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XIV Debt is the secured obligation of the CLO XIV Issuer, and the CLO XIV Indenture and CLO XIV Class A-L Credit Agreement each includes customary covenants and events of default. The CLO XIV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIV Issuer under a collateral management agreement dated as of the CLO XIV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XIV Issuer’s equity or notes owned by the Company.
Unsecured Notes
2027 Notes
On October 13, 2021, the Company issued $325.0 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Series 2022A Notes

On July 21, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142.0 million in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes”) and (ii) $190.0 million in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes” and, together with the July 2025 Notes, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by certain domestic subsidiaries of the Company.

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

Series 2022B Notes

On December 22, 2022, the Company entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “Series 2022B Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above.

Series 2023A Notes

On June 29, 2023, the Company entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “Series 2023A Notes”). Except as otherwise expressly set forth in

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2027 Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.
Promissory Note

On September 13, 2021, the Company, as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250.0 million from Feeder FIC. On February 23, 2022, the Company entered into an amendment to the FIC Agreement to reduce the amount that could be borrowed pursuant to the Promissory Notes from $250 million to $150 million. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$51	$7,239
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	887	7,500
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	1,834
Adenza Group, Inc.	First lien senior secured revolving loan	—	4,003
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	305	607

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,528	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	1,352	—
Apex Service Partners, LLC	First lien senior secured revolving loan	533	—
Apex Service Partners, LLC	First lien senior secured revolving loan	—	19
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	5,105
Associations, Inc.	First lien senior secured delayed draw term loan	3	300
Associations, Inc.	First lien senior secured revolving loan	3,437	5,315
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	7,723	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	8,082	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	858	—
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	99	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	358	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,275	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	12,143	13,340
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,889	5,645
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	14,865
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,165	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,245	2,498
Brightway Holdings, LLC	First lien senior secured revolving loan	1,158	2,105
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
CivicPlus, LLC	First lien senior secured revolving loan	683	1,035
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	3,486
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,955
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,630	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,978	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	—
Finastra USA, Inc.	First lien senior secured revolving loan	916	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	89
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,991	2,729
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	726	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	—
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,973
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	669	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	939	789
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	—	1,790
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	3,839
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	678	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	439	976
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,220
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	3,251
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	503	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,599	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	—
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	—	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5,399	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	218	109
Kaseya Inc.	First lien senior secured delayed draw term loan	456	486
Kaseya Inc.	First lien senior secured revolving loan	365	486
KBP Brands, LLC	First lien senior secured delayed draw term loan	—	14
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,172	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	6,373
Lignetics Investment Corp.	First lien senior secured revolving loan	1,275	3,059
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,492	1,952
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	387	552
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	5,106	3,529
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	3,362
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	471	504
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	390	28
Natural Partners, LLC	First lien senior secured revolving loan	170	170
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	294	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,476
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,086
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,486	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	289	647
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	3,297
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	1,470
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,167	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	703	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	257
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Sonny's Enterprises, LLC	First lien senior secured revolving loan	—	3,944
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	356	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,023	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	92
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
The Shade Store, LLC	First lien senior secured revolving loan	2,127	4,255
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	3,919
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,255	1,409
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9,000	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,083	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$262,051	$274,429
As of December 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
The Company had raised approximately $1.8 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Exchange Listing, Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On January 25, 2024, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the "Exchange Listing").
On June 4, 2020, the Company issued 100 common shares for $1,500 to the Adviser.
The Company had entered into Subscription Agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a capital call notice to its investors.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
As of June 16, 2022 all Capital Commitments had been drawn. During the year ended December 31, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 3, 2022	June 16, 2022	7,836,877	118,180,103
Total		7,836,877	$118,180,103
During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 30, 2021	May 13, 2021	10,176,391	150,000,000
June 24, 2021	July 8, 2021	8,474,576	125,000,000
August 11, 2021	August 24, 2021	10,020,040	150,000,000
September 13, 2021	September 24, 2021	18,175,809	275,000,000
October 29, 2021	November 12, 2021	43,658,640	661,428,408
Total		90,505,456	$1,361,428,408
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2023:

	December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.49
August 8, 2023	September 30, 2023	November 15, 2023	$0.48
May 9, 2023	June 30, 2023	August 15, 2023	$0.48
February 21, 2023	March 31, 2023	May 15, 2023	$0.44

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

The following table reflects the distributions declared on shares of the Company's common stock during the year ended December 31, 2022:

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	276,837
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	628,939
May 3, 2022	June 30, 2022	August 15, 2022	530,098
February 23, 2022	March 31, 2022	May 13, 2022	484,928
November 2, 2021	December 31, 2021	January 31, 2022	382,099

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	209,174
May 5, 2021	June 30, 2021	August 13, 2021	129,919
February 23, 2021	March 31, 2021	May 14, 2021	96,564
December 31, 2020	December 31, 2020	January 29, 2021	30,532
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Year Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Increase (decrease) in net assets resulting from operations	$297,556	$162,205	$75,245
Weighted average shares of common stock outstanding—basic and diluted	122,045,758	116,045,926	45,110,198
Earnings (loss) per common share—basic and diluted	$2.44	$1.40	$1.67
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
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2023, 2022 and 2021 to undistributed taxable income at December 31, 2023, 2022 and 2021, respectively.

	Years Ended December 31,
($ in millions)	2023(1)	2022	2021
Increase in net assets resulting from operations	$297.6	$162.2	$75.2
Adjustments:
Net unrealized (gain) loss on investments	$(36.8)	$28.3	$(4.6)
Other income (loss) for tax purposes, not book	(16.3)	(9.6)	(2.9)
Deferred organization costs	—	—	—
Other book-tax differences	1.8	0.9	0.9
Realized gain/loss differences	12.0	1.1	—
Taxable Income	$258.3	$182.9	$68.6
________________
(1)Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2023

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued

Total distributions declared during the year ended December 31, 2023 of $232.5 million consisted of approximately $230.3 million of ordinary income and $2.2 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $50.5 million of undistributed ordinary income, $0.7 million of undistributed capital gains, as well as $30.2 million of net unrealized loss on investments and $(0.5) million of other temporary differences. For the year ended December 31, 2023, 90.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. The permanent differences were principally related to $8.6 thousand of non-deductible offering costs and $1.8 million attributable to U.S. federal excise taxes.

As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $26.9 million based on a tax cost basis of $3.6 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $18.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $45.7 million.

For the year ended December 31, 2022

Total distributions declared during the year ended December 31, 2022 of $165.0 million consisted of approximately $164.8 million of ordinary income and $0.2 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2022, the Company had $22.7 million of undistributed ordinary income, $2.2 million of undistributed capital gains, as well as $10.4 million of net unrealized gain on investments and $(0.5) million of other temporary differences. For the year ended December 31, 2022, 91.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023, the Company recorded a net tax benefit of approximately $5.6 thousand for taxable subsidiaries. For the years ended December 31, 2022 and 2021, the Company did not record a net tax benefit (provision).

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
The Company recorded a net deferred tax asset of $4.6 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.The Company did not record a net deferred tax asset (liability) as of December 31, 2022.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Year Ended December 31,			For the Period from June 5, 2020 to December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021	2020
Per share data:
Net asset value, beginning of period	$15.03	$15.05	$14.42	$—
Net investment income (loss)(1)	2.23	1.64	1.54	0.25
Net realized and unrealized gain (loss)(2)	0.19	(0.26)	0.24	0.35
Total from operations	2.42	1.38	1.78	0.60
Issuance of common stock	—	—	—	13.93
Distributions declared from net investment income(3)	(1.89)	(1.40)	(1.15)	(0.11)
Total increase in net assets	0.53	(0.02)	0.63	14.42
Net asset value, end of period	$15.56	$15.03	$15.05	$14.42
Shares outstanding, end of period	122,817,625	120,693,049	110,830,108	19,858,463
Total Return, based on net asset value(4)	16.1%	9.2%	12.3%	(3.1)%
Ratios / Supplemental Data
Asset coverage ratio(5)	205.9%	206.6%	233.1%	225.0%
Ratio of total expenses to average net assets	8.1%	5.1%	4.3%	7.1%
Ratio of net investment income to average net assets	14.6%	10.9%	9.4%	3.0%
Net assets, end of period	$1,911,112	$1,813,881	$1,668,298	$286,454
Weighted-average shares outstanding	122,045,758	116,045,926	45,110,198	5,897,537
Total capital commitments, end of period	1,764,610	1,764,610	1,695,009	1,405,595
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	97.1%	20.3%
Portfolio turnover rate	13.0%	2.6%	12.3%	2.8%
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
Exchange Listing

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
On January 25, 2024, the Company's common stock was listed and began trading (the “Exchange Listing”) on the New York Stock Exchange (“NYSE”) under the ticker symbol “OBDE.”
Waiver of Transfer Restrictions; Shares Eligible for Sale
In connection with the Exchange Listing, the Board waived the transfer restrictions contained in the Company's amended and restated articles of incorporation (the “Charter”) with respect to 5,870,466 shares of our common stock (the “Released Shares”). The Charter provides for three separate restricted periods as follows:
•One period is 180 days after the Exchange Listing and applies to all of the shares of the Company's common stock that was outstanding prior to the Exchange Listing (the “First Lock-Up Period”);
•One period is 270 days after the Exchange Listing and applies to two-thirds of the shares of the Company's common stock that was outstanding prior to the Exchange Listing (the “Second Lock-Up Period”); and
•One period is 365 days after the Exchange Listing and applies to one-third of the shares of the Company's common stock that was outstanding prior to the Exchange Listing (the “Third Lock-Up Period”).
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of the Company’s common stock that was outstanding prior to the Exchange Listing was released from each of the First, Second and Third Lock-Up Periods. Generally, all of the Company’s common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $100 million of shares of the Company's outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing.
Fractional Shares
In connection with the Exchange Listing, the Board determined to eliminate any outstanding fractional shares of the Company’s common stock (the “Fractional Shares”), as permitted by the Maryland General Corporation Law by rounding up the number of Fractional Shares held by each shareholder to the nearest whole share.
Distributions Declared
On January 12, 2024, the Board declared a first quarter 2024 regular dividend of $0.35 per share, payable on or before April 15, 2024 to shareholders of record as of March 29, 2024.
On January 12, 2024, the Board declared five special dividends of $0.06 per share, payable on or before June 14, 2024, September 13, 2024, December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of May 31, 2024, August 30, 2024, November 29, 2024, February 28, 2025 and May 30, 2025.
Amended and Restated Dividend Reinvestment Plan
On December 5, 2023, the Board approved an amended and restated dividend reinvestment plan (the “Amended Reinvestment Plan”) which became effective upon the Exchange Listing. Pursuant to its terms, the Company may use newly issued shares or purchase shares in the open market to implement the Amended Reinvestment Plan.
If newly issued shares are used to implement the Amended Reinvestment Plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of the Company's common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).
If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements - Continued
Appointment of Officer
On January 12, 2024, the Board appointed Logan Nicholson to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.

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

(b)     Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2023, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2026 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2026	7	OBDC OBDC II OCIC OTF OTF II OTIC
Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers, LLC	Class III Director since 2021; Term expires in 2026	7	OBDC OBDC II OCIC OTF OTF II OTIC
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class II Director since 2020; Term expires in 2024	7	OBDC OBDC II OCIC OTF OTF II OTIC Plains All American Pipeline Company

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021; Term expires in 2024	7	OBDC OBDC II OCIC OTF OTF II OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class I Director since 2020; Term expires in 2025	7	OBDC OBDC II OCIC OTF OTF II OTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Director(4)
Craig W. Packer, 57	Chief Executive Officer and Director	Co-Founder of Owl Rock Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers President and Chief Executive Officer of the Blue Owl BDCs(5) Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2020; Term expires in 2025	7	OBDC OBDC II OCIC OTF OTF II OTIC Blue Owl Capital Inc. ("Blue Owl")
________________
(1)The address for each director is c/o Blue Owl Capital Corporation III, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.

(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.
(5)On January 12, 2024, the Board appointed Logan Nicholson to serve as our President.The role of President was previously held by Craig Packer, who continues to serve as our Chief Executive Officer and as a director.
Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle market will provide the Board of Directors with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC, a private investment firm, since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and OCIC, respectively, and since August 2021 and November 2021 he has served on the board of directors of OTIC and OTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009 he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of the Company and OCIC, respectively, and since August

2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the boards of directors of Jefferies Financial Group Inc. since June 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II, OTF and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as a trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OTF, OCIC, OTIC, and OTF II in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except for the Company and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners ("Owl Rock"), the predecessor firm to Blue Owl's Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the boards of directors of the Company and OCIC since February 2020 and September 2020, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer also served as President of the Company since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser will provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met twenty-one times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Capital Corporation III, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and, as of January 25, 2024, a Compensation Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit, Nominating and Corporate Governance and Compensation Committees can be accessed on the Company’s website at www.blueowlcapitalcorporationiii.com.
As of February 21, 2024, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge
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
The Audit Committee had nine formal meetings in 2023.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2023.
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
Compensation Committee Governance, Responsibilities and Meetings
In accordance with its written charter adopted by the Board, the Compensation Committee:
(a)determines, or recommends to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers;
(b)assists the Board with matters related to compensation generally, except with respect to the compensation of the directors; and
(c) delegate its authority to subcommittees or the Chair of the Compensation Committee when it deems appropriate and in the best interests of the Company.

As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee was formed subsequent to December 31, 2023.

16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlcapitalcorporationiii.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlcapitalcorporationiii.com or file a Form 8‑K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2020
Bryan Cole	39	Chief Operating Officer	2020
Neena Reddy	46	Vice President and Secretary	2020
Jonathan Lamm	49	Chief Financial Officer	2021
Matthew Swatt	35	Co-Chief Accounting Officer and Co-Treasurer	2021
Shari Withem	41	Co-Chief Accounting Officer and Co-Treasurer	2021
Jennifer McMillon	46	Co-Chief Accounting Officer and Co-Treasurer	2022
Logan Nicholson	43	President	2023

The address for each of our executive officers is c/o Blue Owl Capital Corporation III, 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is a a member of Blue Owl's Operating Committee, and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is the Chief Financial Officer and the Chief Operating Officer of each of OCIC and OTIC, the Chief Operating Officer of each of the Company and OBDC II,, and is the Chief Accounting Officer and Co-Controller of each of OBDC, OTF and OTF II. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services-Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and a member of the Blue Owl's Executive and Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. ("GSAM"), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of OBDC, OTF and OTF II, Chief Financial Officer of each of the Company and OBDC II and Vice President of each of OCIC and OTIC. Mr. Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer of the Company, OBDC II, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services --Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer of the Company, OBDC II, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. , a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaqand Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of the Company, OBDC II, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. , a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Mr. Nicholson is a Managing Director at Blue Owl Capital Inc. a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC, OBDC II and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia. Mr. Nicholson was born in 1980.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
None of the Adviser's investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The Investment Team performs a similar role for OBDC, OBDC II and OCIC and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Blue Owl Credit Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us." for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
Meenal Mehta	1975
Patrick Linnemann	1983
Logan Nicholson	1980
In addition to managing our investments, as of December 31, 2023, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,511.4
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,190.6
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$17,259.0
In addition, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$3,913.8
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$3,327.4
As of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed private funds (the "Blue Owl Private Funds" and together with the Blue Owl BDCs, the "Blue Owl Credit Clients") with a total of approximately $8.8 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets and performance, respectively of each Blue Owl Credit Client.
Biographical information regarding the members of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl, a member of the firm's Executive Committee and the chairman of the firm's board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisors. Previously,

Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl's Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016-2021, on the board of directors of OTF from 2018-2021, and on the boards of directors of the Company and OCIC from 2020-2021.Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Marc S. Lipschultz
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl, a member of the firm's Executive Committee and a member of the firm's board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl's Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Alexis Maged
Mr. Maged is Chief Credit Officer of Blue Owl's Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette ("DLJ"). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Jeff Walwyn
Mr. Walwyn is a Managing Director in Blue Owl's Credit platform, serves as the Head of Underwriting non-technology for each of the Blue Owl Credit Advisers and serves as a member of the Adviser's Diversified Lending Investment Committee of the Adviser. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received an

M.B.A. from Duke University’s Fuqua School of Business and a B.A. from Cornell University and is a Chartered Financial Analyst.
Meenal Mehta
Ms. Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an MBA from Goizueta Business School, Emory University, an MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a BS in Commerce and Economics from Sydenham College, Mumbai University.
Patrick Linnemann
Mr. Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 16, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation III(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Douglas I. Ostrover(4)	over $100,000	over $100,000
Marc S. Lipschultz	None	over $100,000
Craig W. Packer	None	over $100,000
Alexis Maged	None	over $100,000
Jeff Walwyn	None	None
Meenal Mehta	None	$10,001 - $50,000
Patrick Linnemann	None	None
Logan Nicholson	None	None
_______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by Diversified Lending Investment Committee members, if applicable, is calculated by multiplying the closing price per share of the Company's common stock as of February 16, 2024 times the number of shares of the Company's common stock beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by Diversified Lending Investment Committee members, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation's common stock as of February 20, 2024 multiplied by the number of shares of Blue Owl Capital Corporation's common stock beneficially owned by the Diversified Lending Investment Committee member, (2) the current net asset value per share of Blue Owl Capital Corporation II's common stock multiplied by the number of shares of Blue Owl Capital Corporation II's common stock beneficially owned by the Diversified Lending Investment Committee member, (3) the current net asset value per share of Blue Owl Technology Finance Corp.'s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member, (4) the current net offering price per share of Blue Owl Credit Income Corp.'s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II's common stock multiplied by the number of shares of Blue Owl Technology Finance Corp. II's common stock beneficially owned by the Diversified Lending Investment Committee member, (6) the current net offering price per share of Blue Owl Technology Income Corp.'s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member and (7) the total dollar range of equity securities in the Company beneficially owned by the Diversified Lending Investment Committee member.
(4)Reflects the shares held by Owl Rock Feeder FIC BDC III LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
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
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2023, these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 to < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion to < $5 Billion	$175,000	$15,000	$10,000	$5,000
$5 Billion to < $10 Billion	$200,000	$15,000	$10,000	$5,000
≥ $10 Billion	$250,000	$15,000	$10,000	$5,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$190,000	$190,000	$1,465,462
Christopher M. Temple	$185,000	$185,000	$1,430,462
Eric Kaye	$180,000	$180,000	$1,395,462
Melissa Weiler	$175,000	$175,000	$1,360,462
Victor Woolridge	$175,000	$175,000	$1,360,462
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 16, 2024 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 123,131,820 shares of our common stock outstanding as of February 16, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
California State Teachers' Retirement System(1)	15,920,116	12.9%
The State of Oregon(2)	11,805,264	9.6%
Maine Public Employees Retirement System(3)	7,982,464	6.5%
Interested Director
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge	—	—
Executive Officers		—
Karen Hager	—	—
Bryan Cole	—	—
Logan Nicholson	—	—
Jonathan Lamm	—	—
Matthew Swatt	—	—
Shari Withem	—	—
Jennifer McMillon	—	—
Neena Reddy	—	—
All officers and directors as a group (14 persons)(4)	—	—
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
(3)The address of the Main Public Employees Retirement System is One City Center, 8th Floor, Portland, Maine 04101.
(4)The address for each of the directors and officers is c/o Blue Owl Capital Corporation III, 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 16, 2024 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital

Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Capital Corporation III(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Director
Craig W. Packer	—	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	over $100,000
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price per share of the Company's common stock as of February 16, 2024, times the number of shares of the Company's common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (a) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp., times the number of shares of Blue Owl Technology Finance Corp. beneficially owned, (b) the product obtained by multiplying the current net offering price of Blue Owl Credit Income Corp., times the number of shares of Blue Owl Credit Income Corp. beneficially owned, (c) the product obtained by multiplying the current net asset value per share of Blue Owl Capital Corporation II, times the number of shares of Blue Owl Capital Corporation II beneficially owned, (d) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. II, times the number of shares of Blue Owl Technology Finance Corp. II beneficially owned, (e) the product obtained by multiplying the current net offering price of Blue Owl Core Technology Income Corp., times the number of shares of Blue Owl Core Technology Income Corp. beneficially owned, (f) the product obtained by multiplying the closing price of Blue Owl Capital Corporation common stock as of February 16, 2024 by the number of shares of Blue Owl Capital Corporation beneficially owned, and (g) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and certain of our officers and directors and professionals of Blue Owl, and the Blue Owl Credit Advisers are officers of Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At times we may compete with the Blue Owl Credit Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers' allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers' allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including the Blue Owl Credit Clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers' allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.
Exemptive Relief
We rely on and order for exemptive relief (as amended, the "Order") that has been granted by the SEC to OCA and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers' investment allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the other Blue Owl BDCs and/or funds established by the Blue Owl Credit Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K)
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non‑Public Information
Our senior management, members of the Adviser’s Diversified Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Item 14. Principal Accounting Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.
Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2023, 2022, and 2020:

	For the Years Ended December 31,
	2023	2022
Audit Fees(1)	$641,050	$586,750
Audit-Related Fees(2)	—	—
Tax Fees(3)	95,425	97,360
All Other Fees(4)	—	29,000
Total Fees	$736,475	$713,110
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
(4)"All Other Fees" are fees billed for services other than those stated above.
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

4.1
Indenture, dated as of October 13, 2021 by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K, filed October 14, 2021).

4.2
First Supplemental Indenture, dated as of October 13, 2021, relating to the 3.125% Notes due 2027, by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed October 14, 2021).

4.3	Form of 3.125% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by Reference to Exhibit 4.3 of the current report on Form 8-K, filed October 14, 2021).

4.4
Form of 3.125% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by Reference to Exhibit 4.4 the current report on Form 8-K, filed October 14, 2021).

4.5*	Description of Securities.

10.1
Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation III and Owl Rock Diversified Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.2
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

10.7
Loan and Servicing Agreement, dated as of July 29, 2021, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 2, 2021).

10.8
Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC III Financing LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 2, 2021).

10.9
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

10.10
Guarantee and Security Agreement, dated as of September 10, 2021, among Owl Rock Capital Corporation III, as Borrower, OR Lending III LLC, as Subsidiary Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed September 15, 2021).

10.11
Form of Amendment No. 1 to Loan and Servicing Agreement, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 8, 2021).

10.12
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

10.13
Sale and Contribution Agreement, dated as of December 2, 2021, between Owl Rock Capital Corporation III, as Seller and ORCC III Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed December 7, 2021).

10.14
Form of Amendment No. 2 to Loan and Servicing Agreement, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 10, 2021).

10.15
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

10.16
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

10.17
Form of Master Note Purchase Agreement, dated July 21, 2022, by and between Owl Rock Capital Corporation III and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022).

10.18
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

10.19
Form of First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 27, 2022).

10.20	Second Supplement to Master Note Purchase Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2023).

10.21
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation III and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.22	Indenture and Security Agreement, dated as of November 21, 2023 by and between Owl Rock CLO XIV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee.

10.23	Collateral Management Agreement, dated as of November 21, 2023, between Owl Rock CLO XIV, LLC and Blue Owl Diversified Credit Advisors LLC.

10.24	Loan Sale Agreement, dated as of November 21, 2023, between Blue Owl Capital Corporation III, as Seller and Owl Rock CLO XIV, LLC, as Purchaser.

10.25	Loan Sale Agreement, dated as of November 21, 2023, between ORCC III Financing LLC, as Seller and Owl Rock CLO XIV, LLC, as Purchaser.

10.26
Class A-L Loan Agreement, dated as of November 21, 2023, among Owl Rock CLO XIV, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto.

10.27
Amendment No. 4 to Loan and Servicing Agreement, dated as of December 8, 2023, by and among ORCC III Financing LLC, as Borrower, Blue Owl Capital Corporation III, as Equityholder, Blue Owl Diversified Credit Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian.

10.28
Amendment No. 1, dated as of December 21, 2023, among Blue Owl Capital Corporation III (f/k/a Owl Rock Capital Corporation III), JPMorgan Chase Bank, N.A. and the lenders party thereto, to the Amended and Restated Senior Secured Revolved Credit Agreement, dated as of December 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2023).

10.29	Form of Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed on January 16, 2024).

14.1*	Code of Ethics

21.1*	Subsidiary List

24.1	Power of Attorney (included on signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy of Blue Owl Capital Corporation III

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
________________
*Filed herein
**Furnished herein
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation III

Date: February 21, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 21, 2024.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee and the Compensation Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer and Co-Controller
Shari Withem

/s/ Jennifer McMillon	Co-Chief Accounting Officer and Co-Controller
Jennifer McMillon