Form 10-Q
period 2024-03-31
Blue Owl Capital Corp III
filed 2024-05-08
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-56173
______________________________________________
BLUE OWL CAPITAL CORPORATION III
(Exact name of Registrant as specified in its Charter)

Maryland	84-4493477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $0.01 par value per share	OBDE	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 8, 2024 the registrant had 123,356,823 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,848,925 and $3,479,371, respectively)	$3,874,424	$3,498,800
Non-controlled, affiliated investments (amortized cost of $117,618 and $97,482, respectively)	113,573	91,901
Total investments at fair value (amortized cost of $3,966,543 and $3,576,853, respectively)	3,987,997	3,590,701
Cash	140,229	141,448
Interest receivable	32,307	25,147
Receivable for investments sold	14,999	—
Prepaid expenses and other assets	5,006	3,801
Total Assets	$4,180,538	$3,761,097
Liabilities
Debt (net of unamortized debt issuance costs of $26,782 and $25,623, respectively)	$2,124,005	$1,754,496
Distribution payable	43,096	60,779
Management fee payable	11,851	4,517
Incentive fee payable	7,140	—
Payables to affiliates	3,724	896
Payable for investments purchased	32,731	—
Accrued expenses and other liabilities	31,291	29,297
Total Liabilities	2,253,838	1,849,985
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 123,131,820 and 122,817,625 shares issued and outstanding, respectively	1,231	1,228
Additional paid-in-capital	1,833,649	1,829,029
Accumulated undistributed (overdistributed) earnings	91,820	80,855
Total Net Assets	1,926,700	1,911,112
Total Liabilities and Net Assets	$4,180,538	$3,761,097
Net Asset Value Per Share	$15.65	$15.56
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$95,714	$79,360
PIK interest income	9,478	12,483
Dividend income	5,325	4,979
Other income	1,693	1,059
Total investment income from non-controlled, non-affiliated investments	112,210	97,881
Investment income from non-controlled, affiliated investments:
Interest income (excluding PIK interest income)	408	—
PIK interest income	29	—
Dividend income	795	—
Other income	3	—
Total investment income from non-controlled, affiliated investments	1,235	—
Total Investment Income	113,445	97,881
Expenses
Interest expense	35,778	28,539
Management fee	11,851	4,393
Performance based incentive fees	7,140	—
Professional fees	1,584	1,259
Directors' fees	228	196
Listing advisory fee	6,040	—
Other general and administrative	2,151	731
Total Expenses	64,772	35,118
Net Investment Income (Loss) Before Taxes	48,673	62,763
Income tax expense (benefit), including excise tax expense (benefit)	398	1,184
Net Investment Income (Loss) After Taxes	$48,275	$61,579
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$7,709	$23,799
Non-controlled, affiliated investments	1,535	26
Translation of assets and liabilities in foreign currencies	(277)	52
Income tax (provision) benefit	1	(1)
Total Net Change in Unrealized Gain (Loss)	8,968	23,876
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(3,389)	$(11,498)
Foreign currency transactions	207	19
Total Net Realized Gain (Loss)	(3,182)	(11,479)
Total Net Realized and Change in Unrealized Gain (Loss)	5,786	12,397
Net Increase (Decrease) in Net Assets Resulting from Operations	$54,061	$73,976
Earnings (Loss) Per Share - Basic and Diluted	$0.44	$0.61
Weighted Average Shares Outstanding - Basic and Diluted	123,028,290	121,201,415

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(5)(7)	First lien senior secured loan	SR +	5.75%	02/2030	$19,038	$18,570	$18,562	1.0%
Broadcast Music, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(84)	(87)	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	19,235	18,933	19,139	1.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(5)(6)(13)	First lien senior secured revolving loan	SR +	5.75%	12/2027	846	825	838	—%
Global Music Rights, LLC(5)(7)	First lien senior secured loan	SR +	5.50%	08/2030	82,464	81,313	82,464	4.2%
Global Music Rights, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(91)	—	—%
Global Music Rights, LLC(5)(7)	First lien senior secured loan	SR +	5.50%	08/2030	4,712	4,618	4,712	0.2%
Monotype Imaging Holdings Inc.(5)(7)	First lien senior secured loan	SR +	5.50%	02/2031	36,311	36,040	36,028	1.8%
Monotype Imaging Holdings Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(11)	(1)	—%
Monotype Imaging Holdings Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(34)	(35)	—%
						160,079	161,620	8.2%
Aerospace and defense
Peraton Corp.(5)(7)(17)	Second lien senior secured loan	SR +	7.75%	02/2029	14,494	14,341	14,515	0.8%
						14,341	14,515	0.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(5)(11)(16)	Unsecured facility	SA +	6.00% PIK	08/2025	£17,800	23,431	22,486	1.2%
Hg Genesis 9 Sumoco Limited(5)(12)(16)	Unsecured facility	E +	7.00% PIK	03/2027	€1,082	1,185	1,168	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hg Saturn LuchaCo Limited(5)(11)(16)	Unsecured facility	SA +	7.50% PIK	03/2026	£19,680	26,327	24,860	1.3%
						50,943	48,514	2.6%
Automotive services
Spotless Brands, LLC(5)(6)	First lien senior secured loan	SR +	6.50%	07/2028	47,998	47,253	47,877	2.4%
Spotless Brands, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(19)	(3)	—%
Wand Newco 3, Inc. (dba Caliber)(5)(6)(17)	First lien senior secured loan	SR +	3.75%	01/2031	7,500	7,482	7,517	0.4%
						54,716	55,391	2.8%
Buildings and real estate
Associations, Inc.(5)(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	84,822	84,149	84,822	4.3%
Associations, Inc.(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	326	324	326	—%
Associations, Inc.(5)(7)(13)	First lien senior secured revolving loan	SR +	6.50%	07/2027	2,728	2,690	2,728	0.1%
RealPage, Inc.(5)(6)(17)	Second lien senior secured loan	SR +	6.50%	04/2029	6,500	6,431	6,429	0.2%
						93,594	94,305	4.6%
Business services
POLARIS PURCHASER, INC. (dba Plusgrade)(5)(7)(16)	First lien senior secured loan	SR +	4.50%	01/2031	7,000	6,931	6,930	0.4%
Boxer Parent Company Inc. (f/k/a BMC)(5)(6)(17)	First lien senior secured loan	SR +	4.25%	12/2028	9,975	9,975	10,031	0.5%
Denali Buyerco, LLC (dba Summit Companies)(5)(7)	First lien senior secured loan	SR +	5.50%	09/2028	71,007	70,502	71,006	3.6%
Denali Buyerco, LLC (dba Summit Companies)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(35)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Diamondback Acquisition, Inc. (dba Sphera)(5)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,749	46,092	46,280	2.3%
Entertainment Benefits Group, LLC(5)(6)	First lien senior secured loan	SR +	5.25%	09/2025	843	840	847	—%
Entertainment Benefits Group, LLC(5)(6)(13)	First lien senior secured revolving loan	SR +	5.25%	09/2025	53	53	54	—%
Fullsteam Operations, LLC(5)(7)	First lien senior secured loan	SR +	8.25%	11/2029	3,310	3,214	3,310	0.2%
Fullsteam Operations, LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	654	629	654	—%
Fullsteam Operations, LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	128	120	128	—%
Fullsteam Operations, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(14)	(14)	—%
Fullsteam Operations, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	7.00%	02/2026	—	(3)	(3)	—%
Fullsteam Operations, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(5)	—	—%
Gainsight, Inc.(5)(7)	First lien senior secured loan	SR +	6.75% PIK	07/2027	6,387	6,332	6,355	0.3%
Gainsight, Inc.(5)(7)(13)	First lien senior secured revolving loan	SR +	6.75% PIK	07/2027	458	450	454	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)	First lien senior secured loan	SR +	6.25%	12/2026	35,885	35,607	35,884	1.8%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)	First lien senior secured loan	SR +	5.50%	12/2026	395	385	395	—%
Hercules Borrower, LLC (dba The Vincit Group)(5)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	2,360	2,354	2,360	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(29)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(19)(22)	Unsecured notes		0.48% PIK	12/2029	1,065	1,065	1,192	—%
Kaseya Inc.(5)(7)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	06/2029	8,148	8,020	8,148	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Kaseya Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	—	(4)	—	—%
Kaseya Inc.(5)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2029	30	30	30	—%
Kaseya Inc.(5)(6)(13)	First lien senior secured revolving loan	SR +	5.50%	06/2029	123	116	123	—%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)	First lien senior secured loan	SR +	5.25%	10/2028	39,011	38,456	38,718	2.0%
KPSKY Acquisition, Inc. (dba BluSky)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	28	6	28	—%
UKG Inc.(5)(7)(17)	First lien senior secured loan	SR +	3.50%	02/2031	8,125	8,116	8,164	0.4%
						239,203	241,074	12.0%
Chemicals
Advancion Holdings, LLC (dba Angus Chemical Company)(5)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	6,500	6,435	6,435	0.3%
Gaylord Chemical Company, L.L.C.(5)(7)	First lien senior secured loan	SR +	6.00%	03/2027	66,757	66,357	66,589	3.4%
Gaylord Chemical Company, L.L.C.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(17)	(10)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)	First lien senior secured loan	SR +	5.75%	04/2027	5,963	5,886	5,963	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(5)(7)(13)	First lien senior secured revolving loan	SR +	5.75%	04/2026	46	43	46	—%
						78,704	79,023	4.0%
Consumer products
ConAir Holdings LLC(5)(6)	Second lien senior secured loan	SR +	7.50%	05/2029	42,256	41,755	42,046	2.1%
Foundation Consumer Brands, LLC(5)(7)	First lien senior secured loan	SR +	6.25%	02/2027	7,950	7,834	7,950	0.4%
Lignetics Investment Corp.(5)(7)	First lien senior secured loan	SR +	6.00%	11/2027	56,142	55,683	56,001	2.8%
Lignetics Investment Corp.(5)(7)	First lien senior secured loan	SR +	6.00%	11/2027	8,500	8,396	8,479	0.4%
Lignetics Investment Corp.(5)(7)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2026	1,020	970	1,000	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(7)	First lien senior secured loan	SR +	5.25%	03/2029	741	730	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	03/2029	—	(1)	(2)	—%
						115,367	116,191	5.8%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(5)(7)	First lien senior secured loan	SR +	6.00%	12/2026	3,192	3,134	3,144	0.2%
Arctic Holdco, LLC (dba Novvia Group)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(41)	(34)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(7)	First lien senior secured loan	SR +	6.40%	10/2028	63,851	63,261	63,691	3.2%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(6)(13)	First lien senior secured revolving loan	SR +	6.25%	09/2027	1,702	1,672	1,689	0.1%
Fortis Solutions Group, LLC(5)(7)	First lien senior secured loan	SR +	5.50%	10/2028	31,168	30,724	30,623	1.6%
Fortis Solutions Group, LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	5.50%	10/2027	157	120	102	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)	First lien senior secured loan	SR +	6.25%	05/2028	886	879	883	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(7)(13)	First lien senior secured revolving loan	SR +	6.25%	05/2028	60	59	60	—%
Pregis Topco LLC(5)(6)(17)	First lien senior secured loan	SR +	3.75%	07/2026	4,987	4,964	4,991	0.3%
Pregis Topco LLC(5)(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	1.6%
Pregis Topco LLC(5)(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.1%
SupplyOne, Inc.(5)(7)	First lien senior secured loan	SR +	4.25%	04/2031	5,000	4,950	4,975	0.3%
						142,222	142,624	7.4%
Distribution
ABB/Con-cise Optical Group LLC(5)(7)	First lien senior secured loan	SR +	7.50%	02/2028	850	841	829	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)(6)(17)	First lien senior secured loan	SR +	4.00%	01/2027	5,000	4,988	5,002	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(7)	First lien senior secured loan	SR +	6.00%	10/2029	49,983	49,508	49,733	2.6%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	1,350	1,311	1,343	0.1%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(39)	(21)	—%
Endries Acquisition, Inc.(5)(7)	First lien senior secured loan	SR +	5.25%	12/2028	18,565	18,432	18,425	1.0%
Endries Acquisition, Inc.(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	3,899	3,866	3,864	0.2%
Endries Acquisition, Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(13)	(13)	—%
						78,894	79,162	4.2%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(5)(6)(17)	First lien senior secured loan	SR +	3.50%	10/2029	10,000	9,988	10,038	0.5%
Pluralsight, LLC(5)(7)	First lien senior secured loan	SR +	8.00%	04/2027	20,640	20,515	17,235	0.9%
Pluralsight, LLC(5)(7)	First lien senior secured revolving loan	SR +	8.00%	04/2027	1,294	1,288	1,081	0.1%
Renaissance Holding Corp.(5)(6)(17)	First lien senior secured loan	SR +	4.25%	04/2030	9,975	9,951	9,988	0.5%
						41,742	38,342	2.0%
Energy equipment and services
Dresser Utility Solutions, LLC(5)(6)	First lien senior secured loan	SR +	5.50%	03/2029	18,060	17,881	17,879	0.9%
Dresser Utility Solutions, LLC(5)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2025	—	—	—	—%
Dresser Utility Solutions, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(23)	(23)	—%
						17,858	17,856	0.9%
Financial services
Ascensus Holdings, Inc.(5)(6)(17)	First lien senior secured loan	SR +	3.50%	08/2028	4,987	4,951	4,962	0.3%
Blackhawk Network Holdings, Inc.(5)(6)(17)	First lien senior secured loan	SR +	5.00%	03/2029	15,000	14,700	15,009	0.8%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Finastra USA, Inc.(5)(8)(16)	First lien senior secured loan	SR +	7.25%	09/2029	12,014	11,894	11,954	0.6%
Finastra USA, Inc.(5)(6)(13)(16)	First lien senior secured revolving loan	SR +	7.25%	09/2029	231	218	225	—%
KRIV Acquisition Inc. (dba Riveron)(5)(7)	First lien senior secured loan	SR +	6.50%	07/2029	1,755	1,707	1,720	0.1%
KRIV Acquisition Inc. (dba Riveron)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2025	—	(3)	(1)	—%
KRIV Acquisition Inc. (dba Riveron)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	07/2029	—	(6)	(5)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)	First lien senior secured loan	SR +	5.75%	09/2028	9,265	9,211	9,242	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2028	3,008	2,988	3,000	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(3)	(1)	—%
Smarsh Inc.(5)(7)	First lien senior secured loan	SR +	5.75%	02/2029	762	756	762	—%
Smarsh Inc.(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	95	94	95	—%
Smarsh Inc.(5)(6)(13)	First lien senior secured revolving loan	SR +	5.75%	02/2029	3	3	3	—%
						46,510	46,965	2.5%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(5)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,962	6,000	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(5)(7)	First lien senior secured loan	SR +	6.00%	10/2030	8,507	8,305	8,359	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(23)	(17)	—%
BP Veraison Buyer, LLC (dba Sun World)(5)(7)	First lien senior secured loan	SR +	5.50%	05/2027	34,695	34,446	34,695	1.8%
BP Veraison Buyer, LLC (dba Sun World)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	05/2027	—	(29)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)(6)(17)	First lien senior secured loan	SR +	4.00%	02/2031	25,000	24,055	25,028	1.3%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)(7)(13)	First lien senior secured revolving loan	SR +	4.50%	02/2029	572	451	572	—%
Hissho Sushi Merger Sub LLC(5)(7)	First lien senior secured loan	SR +	5.50%	05/2028	890	883	890	—%
Hissho Sushi Merger Sub LLC(5)(13)	First lien senior secured revolving loan	SR +	5.50%	05/2028	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(6)	First lien senior secured loan	SR +	6.25%	03/2027	37,000	36,562	36,723	1.9%
KBP Brands, LLC(5)(7)	First lien senior secured loan	SR +	5.50%	05/2027	285	283	281	—%
KBP Brands, LLC(5)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	05/2027	654	649	644	—%
Rushmore Investment III LLC (dba Winland Foods)(5)(7)	First lien senior secured loan	SR +	6.00%	10/2030	41,968	41,335	41,548	2.2%
Tacala, LLC(5)(6)(17)	First lien senior secured loan	SR +	4.00%	01/2031	15,000	14,963	14,996	0.8%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)	First lien senior secured loan	SR +	7.50% (3.75% PIK)	09/2026	10,728	10,657	9,923	0.5%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)(13)	First lien senior secured revolving loan	SR +	7.50%	09/2026	221	217	165	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(5)(6)	First lien senior secured revolving loan	SR +	7.50% (3.75% PIK)	09/2026	41	41	38	—%
Ultimate Baked Goods Midco, LLC(5)(6)	First lien senior secured loan	SR +	6.25%	08/2027	16,129	15,875	16,129	0.8%
Ultimate Baked Goods Midco, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	08/2027	—	(28)	—	—%
						194,604	195,974	10.0%
Healthcare equipment and services
Bamboo US BidCo LLC(5)(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030	2,483	2,413	2,427	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Bamboo US BidCo LLC(5)(12)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€1,545	1,590	1,631	0.1%
Bamboo US BidCo LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025	41	35	38	—%
Bamboo US BidCo LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(14)	(12)	—%
Confluent Medical Technologies, Inc.(5)(7)	First lien senior secured loan	SR +	3.75%	02/2029	15,000	14,866	15,000	0.8%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)	First lien senior secured loan	SR +	5.75%	02/2029	839	826	831	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(5)(6)	First lien senior secured loan	SR +	5.75%	02/2029	2,948	2,870	2,918	0.2%
Medline Borrower, LP(5)(13)	First lien senior secured revolving loan	SR +	3.00%	10/2026	—	—	—	—%
Nelipak Holding Company(5)(7)	First lien senior secured loan	SR +	5.50%	03/2031	6,310	6,216	6,216	0.3%
Nelipak Holding Company(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027	—	(18)	(18)	—%
Nelipak Holding Company(5)(7)(13)	First lien senior secured revolving loan	SR +	5.50%	03/2031	544	517	517	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(12)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€11,555	12,325	12,292	0.6%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(13)(14)(15)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(36)	(36)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(13)(14)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€—	(13)	(13)	—%
Packaging Coordinators Midco, Inc.(5)(7)(17)	First lien senior secured loan	SR +	3.50%	11/2027	19,949	19,853	19,975	1.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(7)(16)	First lien senior secured loan	SR +	5.50%	01/2028	33,849	33,506	33,849	1.8%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(13)(14)(16)	First lien senior secured revolving loan	SR +	5.50%	01/2028	—	(20)	—	—%
Rhea Parent, Inc.(5)(7)	First lien senior secured loan	SR +	5.50%	02/2029	760	749	760	—%
						95,665	96,375	4.9%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(5)(6)	First lien senior secured loan	SR +	5.25%	10/2030	5,072	4,999	5,021	0.3%
Allied Benefit Systems Intermediate LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(7)	(2)	—%
Belmont Buyer, Inc. (dba Valenz)(5)(8)	First lien senior secured loan	SR +	6.50%	06/2029	3,664	3,598	3,646	0.2%
Belmont Buyer, Inc. (dba Valenz)(5)(8)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	346	336	344	—%
Belmont Buyer, Inc. (dba Valenz)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(8)	(2)	—%
Confluent Health, LLC(5)(6)	First lien senior secured loan	SR +	5.00%	11/2028	5,000	4,853	5,000	0.3%
Covetrus, Inc.(5)(7)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,547	25,000	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(5)(6)	First lien senior secured loan	SR +	5.50%	03/2025	2,487	2,487	2,487	0.1%
Engage Debtco Limited(5)(7)(16)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	07/2029	1,013	993	995	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(5)(7)	First lien senior secured loan	SR +	9.75% PIK	09/2028	32,229	31,844	31,826	1.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	04/2026	18,124	17,997	17,716	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(7)(13)	First lien senior secured revolving loan	SR +	7.00%	04/2026	1,530	1,517	1,495	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(5)(8)	First lien senior secured loan	SR +	6.25%	12/2029	12,332	12,097	12,147	0.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	12/2029	—	(31)	(25)	—%
Natural Partners, LLC(5)(7)(16)	First lien senior secured loan	SR +	4.50%	11/2027	2,282	2,250	2,282	0.1%
Natural Partners, LLC(5)(13)(14)(16)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(2)	—	—%
OB Hospitalist Group, Inc.(5)(7)	First lien senior secured loan	SR +	5.50%	09/2027	51,657	50,992	51,140	2.7%
OB Hospitalist Group, Inc.(5)(6)(13)	First lien senior secured revolving loan	SR +	5.50%	09/2027	2,649	2,570	2,581	0.1%
Pacific BidCo Inc.(5)(8)(16)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	10,488	10,276	10,409	0.5%
Pacific BidCo Inc.(5)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(11)	—	—%
PetVet Care Centers, LLC(5)(6)	First lien senior secured loan	SR +	6.00%	11/2030	25,407	25,162	25,280	1.3%
PetVet Care Centers, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(16)	—	—%
PetVet Care Centers, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(35)	(17)	—%
Phoenix Newco, Inc. (dba Parexel)(5)(6)(17)	First lien senior secured loan	SR +	3.25%	11/2028	14,962	14,925	14,990	0.8%
Plasma Buyer LLC (dba Pathgroup)(5)(7)	First lien senior secured loan	SR +	5.75%	05/2029	670	660	659	—%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2025	5	5	5	—%
Plasma Buyer LLC (dba Pathgroup)(5)(7)(13)	First lien senior secured revolving loan	SR +	5.75%	05/2028	45	44	44	—%
PPV Intermediate Holdings, LLC(5)(7)	First lien senior secured loan	SR +	5.75%	08/2029	27,986	27,521	27,636	1.4%
PPV Intermediate Holdings, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	—	(8)	(4)	—%
PPV Intermediate Holdings, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(31)	(25)	—%
Premise Health Holding Corp.(5)(7)	First lien senior secured loan	SR +	5.50%	03/2031	15,324	15,096	15,094	0.9%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Premise Health Holding Corp.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	03/2030	—	(26)	(27)	—%
Quva Pharma, Inc.(5)(7)	First lien senior secured loan	SR +	5.50%	04/2028	11,523	11,299	11,494	0.7%
Quva Pharma, Inc.(5)(7)(13)	First lien senior secured revolving loan	SR +	5.50%	04/2026	236	222	233	—%
TC Holdings, LLC (dba TrialCard)(5)(7)	First lien senior secured loan	SR +	5.00%	04/2027	2,193	2,179	2,193	0.1%
TC Holdings, LLC (dba TrialCard)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(2)	—	—%
Tivity Health, Inc(5)(7)	First lien senior secured loan	SR +	6.00%	06/2029	985	965	983	0.1%
Unified Women's Healthcare, LP(5)(6)	First lien senior secured loan	SR +	5.25%	06/2029	900	894	900	—%
Unified Women's Healthcare, LP(5)(13)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—	—	—	—%
Unified Women's Healthcare, LP(5)(6)	First lien senior secured loan	SR +	5.50%	06/2029	9,975	9,905	9,975	0.5%
Unified Women's Healthcare, LP(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(19)	—	—%
Unified Women's Healthcare, LP(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(27)	—	—%
Vermont Aus Pty Ltd(5)(7)(16)	First lien senior secured loan	SR +	5.65%	03/2028	980	962	973	0.1%
XRL 1 LLC (dba XOMA)(22)	First lien senior secured loan		9.88%	12/2038	6,500	6,383	6,305	0.3%
XRL 1 LLC (dba XOMA)(13)(14)(15)(22)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(7)	(15)	—%
						287,348	288,736	15.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(7)	First lien senior secured loan	SR +	5.75%	08/2028	53,088	52,495	52,690	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	2,761	2,724	2,740	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(110)	—	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(6)(13)	First lien senior secured revolving loan	SR +	5.75%	08/2026	3,011	2,964	2,969	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

BridgeBio Pharma, Inc.(5)(7)(16)	First lien senior secured loan	SR +	6.75%	01/2029	15,000	14,978	14,850	0.8%
Cotiviti, Inc.(5)(7)(17)	First lien senior secured loan	SR +	3.25%	03/2031	10,000	9,950	9,983	0.5%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£319	435	403	—%
Datix Bidco Limited (dba RLDatix)(5)(11)(16)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£1,667	2,269	2,105	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(7)	First lien senior secured loan	SR +	6.00%	10/2028	20,554	20,260	20,245	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(20)	(25)	—%
Imprivata, Inc.(5)(7)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(5)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	4,029	3,941	3,969	0.2%
Indikami Bidco, LLC (dba IntegriChain)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(5)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(5)(6)(13)	First lien senior secured revolving loan	SR +	6.00%	06/2030	101	90	93	—%
Intelerad Medical Systems Incorporated(5)(7)(16)	First lien senior secured loan	SR +	6.50%	08/2026	44,057	43,748	42,845	2.2%
Intelerad Medical Systems Incorporated(5)(7)(16)	First lien senior secured revolving loan	SR +	6.50%	08/2026	3,040	3,025	2,956	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)	First lien senior secured loan	SR +	7.00%	12/2026	4,687	4,668	4,593	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(13)	First lien senior secured revolving loan	SR +	7.00%	12/2024	143	142	135	—%
Ocala Bidco, Inc.(5)(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	53,677	52,767	53,006	2.8%
Ocala Bidco, Inc.(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.25% (2.75% PIK)	05/2024	2,528	2,453	2,497	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ocala Bidco, Inc.(5)(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	32,699	32,262	32,372	1.8%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(6)(17)	First lien senior secured loan	SR +	3.50%	03/2028	15,000	14,928	15,000	0.9%
RL Datix Holdings (USA), Inc.(5)(8)(16)	First lien senior secured loan	SR +	4.50%	04/2025	11,900	11,817	11,900	0.6%
RL Datix Holdings (USA), Inc.(5)(8)(13)(16)	First lien senior secured revolving loan	SR +	4.50%	10/2024	1,006	984	1,006	0.1%
RL Datix Holdings (USA), Inc.(5)(8)(16)	Second lien senior secured loan	SR +	7.75%	04/2026	6,167	6,086	6,167	0.3%
Waystar Technologies, Inc.(5)(6)(17)	First lien senior secured loan	SR +	4.00%	10/2029	5,000	4,994	5,008	0.4%
						288,719	288,389	15.4%
Household products
Aptive Environmental, LLC(22)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,296	2,981	3,387	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(5)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	1,993	1,953	1,983	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)	First lien senior secured loan	SR +	5.75%	04/2029	5,151	5,070	5,138	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(5)(6)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	2,356	2,315	2,350	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(7)	(1)	—%
Simplisafe Holding Corporation(5)(6)	First lien senior secured loan	SR +	6.25%	05/2028	2,022	1,992	2,017	0.1%
Simplisafe Holding Corporation(5)(6)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	68	66	68	—%
						14,370	14,942	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(5)(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,070	42,689	2.2%
IG Investments Holdings, LLC (dba Insight Global)(5)(7)	First lien senior secured loan	SR +	6.00%	09/2028	67,841	66,882	67,333	3.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

IG Investments Holdings, LLC (dba Insight Global)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(63)	(41)	—%
						110,889	109,981	5.7%
Infrastructure and environmental services
AWP Group Holdings, Inc.(5)(7)	First lien senior secured loan	SR +	5.50%	12/2029	760	748	752	—%
AWP Group Holdings, Inc.(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	8	6	8	—%
AWP Group Holdings, Inc.(5)(7)(13)	First lien senior secured revolving loan	SR +	5.50%	12/2029	37	35	35	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(5)(7)	First lien senior secured loan	SR +	5.50%	01/2031	13,084	12,956	12,953	0.7%
FR Vision Holdings, Inc. (dba CHA Consulting)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	1,102	1,070	1,075	0.1%
FR Vision Holdings, Inc. (dba CHA Consulting)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(10)	(11)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(7)	First lien senior secured loan	SR +	5.25%	02/2031	6,221	6,099	6,097	0.3%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(27)	(28)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(16)	(17)	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)	First lien senior secured loan	SR +	5.75%	03/2028	673	664	665	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)	First lien senior secured loan	SR +	5.50%	03/2028	16	16	16	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	25	24	25	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(1)	(1)	—%
						21,564	21,569	1.1%
Insurance

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Alera Group, Inc.(5)(6)	First lien senior secured loan	SR +	5.25%	10/2028	87,759	86,379	87,759	4.7%
AmeriLife Holdings LLC(5)(7)	First lien senior secured loan	SR +	5.75%	08/2029	7,182	7,063	7,164	0.4%
AmeriLife Holdings LLC(5)(8)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2029	1,801	1,772	1,796	0.1%
AmeriLife Holdings LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	151	135	150	—%
AmeriLife Holdings LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(13)	(2)	—%
AssuredPartners, Inc.(5)(6)(17)	First lien senior secured loan	SR +	3.50%	02/2031	5,000	4,975	5,005	0.3%
Asurion, LLC(5)(6)(17)	First lien senior secured loan	SR +	4.25%	08/2028	6,982	6,923	6,730	0.3%
Asurion, LLC(5)(6)(17)	Second lien senior secured loan	SR +	5.25%	01/2028	5,000	5,000	4,488	0.2%
Asurion, LLC(5)(6)(17)	Second lien senior secured loan	SR +	5.25%	01/2029	15,000	14,894	13,362	0.7%
Brightway Holdings, LLC(5)(8)	First lien senior secured loan	SR +	6.50%	12/2027	17,537	17,387	17,274	0.9%
Brightway Holdings, LLC(5)(7)	First lien senior secured loan	SR +	6.50%	12/2027	2,100	2,079	2,069	0.1%
Brightway Holdings, LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	6.50%	12/2027	316	300	284	—%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)	First lien senior secured loan	SR +	6.25%	04/2028	29,132	28,861	29,132	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(7)(13)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	828	796	823	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(16)	—	—%
Galway Borrower LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.00%	02/2026	—	(8)	(8)	—%
Galway Borrower LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	5.25%	09/2028	32	30	30	—%
Hyperion Refinance S.à r.l (dba Howden Group)(5)(6)(16)(17)	First lien senior secured loan	SR +	3.50%	02/2031	20,000	19,902	20,002	1.0%
Integrity Marketing Acquisition, LLC(5)(7)	First lien senior secured loan	SR +	5.80%	08/2026	4,013	4,005	4,013	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Integrity Marketing Acquisition, LLC(5)(7)	First lien senior secured loan	SR +	6.00%	08/2026	203	201	203	—%
Integrity Marketing Acquisition, LLC(5)(7)	First lien senior secured loan	SR +	6.05%	08/2026	397	397	397	—%
Integrity Marketing Acquisition, LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	120	112	120	—%
Integrity Marketing Acquisition, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(2)	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(5)(7)	First lien senior secured loan	SR +	10.50% PIK	07/2030	14,499	14,352	14,499	0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(6)	First lien senior secured loan	SR +	6.00%	11/2028	27,570	27,375	27,570	1.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(9)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(22)	First lien senior secured loan		9.00% PIK	10/2031	39,934	37,362	37,339	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)	First lien senior secured loan	SR +	5.50%	08/2028	35,702	35,204	35,613	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(5)(7)(13)	First lien senior secured revolving loan	SR +	5.00%	08/2027	2,167	2,108	2,154	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(8)	First lien senior secured loan	SR +	5.75%	07/2027	14,754	14,572	14,680	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(12)	(5)	—%
						332,124	332,641	17.6%
Internet software and services
Anaplan, Inc.(5)(7)	First lien senior secured loan	SR +	6.50%	06/2029	27,016	26,798	27,016	1.4%
Anaplan, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(14)	—	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(5)(6)	First lien senior secured loan	SR +	6.50%	03/2031	1,176	1,158	1,158	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	—	(20)	(20)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(6)	(6)	—%
Aptean Acquiror, Inc. (dba Aptean)(5)(7)	First lien senior secured loan	SR +	5.25%	01/2031	15,705	15,551	15,548	0.8%
Aptean Acquiror, Inc. (dba Aptean)(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	138	124	123	—%
Aptean Acquiror, Inc. (dba Aptean)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(14)	(15)	—%
Avalara, Inc.(5)(7)	First lien senior secured loan	SR +	7.25%	10/2028	27,273	26,938	27,273	1.4%
Avalara, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(31)	—	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(7)	First lien senior secured loan	SR +	7.50% PIK	10/2028	24,631	24,320	24,447	1.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(6)(13)	First lien senior secured revolving loan	SR +	6.75%	10/2027	212	192	201	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	10,856	10,798	10,856	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(5)(13)(14)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(11)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

CivicPlus, LLC(5)(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	15,891	15,793	15,891	0.8%
CivicPlus, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(6)	—	—%
Cloud Software Group, Inc.(5)(7)	First lien senior secured loan	SR +	4.50%	03/2031	15,000	14,888	14,925	0.8%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(5)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	8,120	7,955	8,120	0.4%
Coupa Holdings, LLC(5)(7)	First lien senior secured loan	SR +	7.50%	02/2030	785	768	779	—%
Coupa Holdings, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(1)	—	—%
Coupa Holdings, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(1)	—	—%
Crewline Buyer, Inc. (dba New Relic)(5)(7)	First lien senior secured loan	SR +	6.75%	11/2030	36,460	35,934	36,095	1.9%
Crewline Buyer, Inc. (dba New Relic)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(54)	(38)	—%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)	First lien senior secured loan	SR +	6.50%	11/2027	19,155	19,028	19,155	1.0%
EET Buyer, Inc. (dba e-Emphasys)(5)(7)(13)	First lien senior secured revolving loan	SR +	6.50%	11/2027	391	379	391	—%
Forescout Technologies, Inc.(5)(7)	First lien senior secured loan	SR +	8.00%	08/2026	17,680	17,614	17,768	1.0%
Forescout Technologies, Inc.(5)(7)	First lien senior secured loan	SR +	8.00%	08/2026	9,506	9,454	9,553	0.5%
Forescout Technologies, Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	8.00%	07/2024	—	(28)	—	—%
Forescout Technologies, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	8.00%	08/2026	—	(11)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)	First lien senior secured loan	SR +	5.50%	08/2027	8,158	8,031	7,872	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	1,835	1,816	1,771	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(7)(13)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	291	273	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Fleet U.S. Bidco Inc. (dba Argus Media)(5)(6)(16)	First lien senior secured loan	SR +	3.25%	02/2031	5,000	4,975	5,000	0.3%
Granicus, Inc.(5)(6)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	9,683	9,588	9,586	0.5%
Granicus, Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(7)	(7)	—%
Granicus, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(13)	(14)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(7)	First lien senior secured loan	SR +	5.00%	05/2026	8,878	8,855	8,856	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.00%	03/2026	—	(2)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	05/2026	—	(1)	(1)	—%
Hyland Software, Inc.(5)(6)	First lien senior secured loan	SR +	6.00%	09/2030	14,279	14,076	14,065	0.7%
Hyland Software, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(9)	(10)	—%
Icefall Parent, Inc. (dba EngageSmart)(5)(7)	First lien senior secured loan	SR +	6.50%	01/2030	11,226	11,007	11,002	0.6%
Icefall Parent, Inc. (dba EngageSmart)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(21)	(21)	—%
MessageBird BidCo B.V.(5)(6)(16)	First lien senior secured loan	SR +	6.75%	04/2027	5,867	5,791	5,867	0.3%
Ministry Brands Holdings, LLC(5)(6)	First lien senior secured loan	SR +	5.50%	12/2028	10,295	10,142	10,089	0.5%
Ministry Brands Holdings, LLC(5)(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	1,041	1,026	1,020	0.1%
Ministry Brands Holdings, LLC(5)(6)(13)	First lien senior secured revolving loan	SR +	5.50%	12/2027	101	88	81	—%
PDI TA Holdings, Inc.(5)(6)	First lien senior secured loan	SR +	5.50%	02/2031	16,139	15,901	15,897	0.8%
PDI TA Holdings, Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(60)	(61)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

PDI TA Holdings, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	02/2031	—	(27)	(28)	—%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(5)(7)(17)	First lien senior secured loan	SR +	4.75%	10/2030	10,000	9,809	10,047	0.5%
Proofpoint, Inc.(5)(6)(17)	First lien senior secured loan	SR +	3.25%	08/2028	9,974	9,919	9,974	0.5%
QAD Inc.(5)(6)	First lien senior secured loan	SR +	5.38%	11/2027	45,571	44,968	45,228	2.4%
QAD Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(72)	(45)	—%
Sailpoint Technologies Holdings, Inc.(5)(7)	First lien senior secured loan	SR +	6.00%	08/2029	22,820	22,421	22,763	1.2%
Sailpoint Technologies Holdings, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(32)	(5)	—%
Securonix, Inc.(5)(7)	First lien senior secured loan	SR +	6.00%	04/2028	847	841	780	—%
Securonix, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	04/2028	—	(1)	(12)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)	First lien senior secured loan	SR +	5.75%	06/2028	35,371	35,134	35,282	1.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2028	2,865	2,865	2,858	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(5)(7)(13)	First lien senior secured revolving loan	SR +	5.75%	06/2027	2,113	2,093	2,105	0.1%
When I Work, Inc.(5)(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	25,575	25,427	24,936	1.3%
When I Work, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(25)	(104)	—%
Zendesk, Inc.(5)(7)	First lien senior secured loan	SR +	6.25%	11/2028	24,038	23,559	23,918	1.2%
Zendesk, Inc.(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(68)	—	—%
Zendesk, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(47)	(12)	—%
						495,733	498,170	26.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Leisure and entertainment
Troon Golf, L.L.C.(5)(7)	First lien senior secured loan	SR +	5.50%	08/2027	69,172	68,958	69,172	3.6%
Troon Golf, L.L.C.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	08/2026	—	(13)	—	—%
						68,945	69,172	3.6%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(5)(7)(17)	First lien senior secured loan	SR +	3.75%	05/2028	9,974	9,902	9,933	0.5%
FARADAY BUYER, LLC (dba MacLean Power Systems)(5)(7)	First lien senior secured loan	SR +	6.00%	10/2028	45,755	44,896	45,069	2.3%
FARADAY BUYER, LLC (dba MacLean Power Systems)(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(44)	(24)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)(6)	Second lien senior secured loan	SR +	8.25%	12/2028	6,300	6,191	6,284	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)	First lien senior secured loan	SR +	6.00%	07/2027	27,586	27,417	27,586	1.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(7)	First lien senior secured loan	SR +	6.25%	07/2027	3,848	3,792	3,848	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(20)	—	—%
Sonny's Enterprises, LLC(5)(7)	First lien senior secured loan	SR +	6.75%	08/2028	51,161	50,713	51,161	2.7%
Sonny's Enterprises, LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	388	380	388	—%
Sonny's Enterprises, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.75%	08/2027	—	(68)	—	—%
						143,159	144,245	7.5%
Professional services
Apex Group Treasury, LLC(5)(10)(16)	Second lien senior secured loan	P +	5.75%	07/2029	11,618	11,471	11,560	0.6%
Apex Service Partners, LLC(5)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	7,317	7,143	7,153	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Apex Service Partners, LLC(5)(7)(13)(15)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	955	923	925	—%
Apex Service Partners, LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	6.50%	10/2029	220	207	207	—%
Gerson Lehrman Group, Inc.(5)(7)	First lien senior secured loan	SR +	5.25%	12/2027	33,066	32,785	32,772	1.8%
Gerson Lehrman Group, Inc.(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(14)	(15)	—%
Guidehouse Inc.(5)(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	43,943	43,943	43,833	2.4%
Relativity ODA LLC(5)(6)	First lien senior secured loan	SR +	6.50%	05/2027	17,320	17,189	17,320	0.9%
Relativity ODA LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(12)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2026	18,145	18,046	18,145	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(12)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€3,273	3,536	3,534	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(6)(13)	First lien senior secured revolving loan	SR +	6.50%	05/2026	925	916	925	—%
Vistage International, Inc.(5)(7)(17)	First lien senior secured loan	SR +	4.75%	07/2029	9,975	9,926	9,950	0.5%
						146,059	146,309	7.7%
Specialty retail
Galls, LLC(5)(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	24,314	23,952	23,928	1.2%
Galls, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	—	(50)	(28)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Galls, LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	6.50% (1.50% PIK)	03/2030	488	439	436	—%
Ideal Image Development, LLC(5)(9)	First lien senior secured loan	SR +	6.50%	02/2029	2,927	2,897	2,898	0.2%
Ideal Image Development, LLC(5)(9)(13)	First lien senior secured revolving loan	SR +	6.50%	02/2029	488	487	478	—%
Milan Laser Holdings LLC(5)(7)	First lien senior secured loan	SR +	5.00%	04/2027	40,330	40,101	40,330	2.1%
Milan Laser Holdings LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(27)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)	First lien senior secured loan	SR +	6.75%	11/2027	59,545	58,941	56,121	2.9%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2027	5,189	5,124	4,891	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(5)(7)(13)	First lien senior secured revolving loan	SR +	6.75%	05/2027	1,761	1,715	1,457	0.1%
The Shade Store, LLC(5)(7)	First lien senior secured loan	SR +	6.00%	10/2029	57,761	57,290	57,039	3.0%
The Shade Store, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(57)	—	—%
The Shade Store, LLC(5)(7)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2028	1,773	1,735	1,699	0.1%
						192,547	189,249	9.9%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(5)(7)(17)	First lien senior secured loan	SR +	4.00%	12/2027	9,974	9,904	9,910	0.5%
EOS U.S. Finco LLC(5)(7)(16)(17)	First lien senior secured loan	SR +	6.00%	10/2029	8,540	8,147	6,969	0.4%
EOS U.S. Finco LLC(5)(7)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	35	7	(169)	—%
Level 3 Financing, Inc.(5)(7)	First lien senior secured loan	SR +	6.56%	04/2029	1,466	1,466	1,466	0.1%
Level 3 Financing, Inc.(5)(7)	First lien senior secured loan	SR +	6.56%	04/2030	1,466	1,466	1,466	0.1%
Level 3 Financing, Inc.(5)(7)(17)	First lien senior secured loan	SR +	1.75%	03/2027	4,300	4,300	4,261	0.2%
Park Place Technologies, LLC(5)(6)	First lien senior secured loan	SR +	5.25%	03/2031	9,425	9,331	9,330	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Park Place Technologies, LLC(5)(13)(14)(15)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(7)	(7)	—%
Park Place Technologies, LLC(5)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	03/2030	—	(11)	(11)	—%
PPT Holdings III, LLC (dba Park Place Technologies)(22)	First lien senior secured loan		12.75% PIK	03/2034	3,000	2,925	2,925	0.2%
						37,528	36,140	2.0%
Transportation
Motus Group, LLC(5)(7)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,922	9,900	0.5%
						9,922	9,900	0.5%
Total non-controlled/non-affiliated portfolio company debt investments						3,573,349	3,577,374	185.7%
Equity Investments
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(16)(20)(21)(25)	LP Interest		N/A	N/A	32,865	32,911	41,090	2.0%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(20)(22)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,763	39,528	2.1%
						71,674	80,618	4.1%
Buildings and real estate
Associations Finance, Inc.(20)(22)	Preferred Stock		13.50% PIK	N/A	35,000,000	40,542	41,046	2.1%
Dodge Construction Network Holdings, L.P.(20)(21)	Class A-2 Common Units		N/A	N/A	431,889	368	296	—%
Dodge Construction Network Holdings, L.P.(5)(7)(20)	Series A Preferred Units	SR +	8.25%	N/A	—	9	6	—%
						40,919	41,348	2.1%
Business services
Denali Holding, LP (dba Summit Companies)(20)(21)	Class A Units		N/A	N/A	413,725	4,215	6,708	0.3%
Hercules Buyer LLC (dba The Vincit Group)(19)(20)(21)	Common Units		N/A	N/A	450	450	503	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(5)(8)(20)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	6,000	7,018	7,123	0.4%
						11,683	14,334	0.7%
Consumer products
ASP Conair Holdings LP(20)(21)	Class A Units		N/A	N/A	12,857	1,286	1,270	0.1%
						1,286	1,270	0.1%
Financial services
Amergin Asset Management, LLC(16)(20)(21)	Class A Units		N/A	N/A	50,000,000	—	—	—%
						—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(20)(21)	Class A Units		N/A	N/A	7,502	75	105	—%
						75	105	—%
Healthcare equipment and services
KPCI Holdings, L.P.(20)(21)	Class A Units		N/A	N/A	6,169	6,701	10,415	0.6%
Maia Aggregator, LP(20)(21)	Class A-2 Units		N/A	N/A	112,360	112	113	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(20)(22)	Class A Units		8.00% PIK	N/A	1,798	2,259	2,259	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(20)(21)	Class B Units		N/A	N/A	24,765	75	401	—%
Rhea Acquisition Holdings, LP(20)(21)	Series A-2 Units		N/A	N/A	119,048	119	161	—%
						9,266	13,349	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(20)(21)	Class A Interests		N/A	N/A	3,017	3,017	2,661	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(20)(21)	Class A Interests		N/A	N/A	90	904	904	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(20)(22)	Series A Preferred Stock		15.00% PIK	N/A	2,868	2,923	2,918	0.2%
XOMA Corporation(20)(21)	Common Stock Warrants		N/A	N/A	6,000	41	68	—%
						6,885	6,551	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Healthcare technology
Minerva Holdco, Inc.(20)(22)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,417	2,345	0.1%
					2,417	2,345	0.1%
Household products
Evology, LLC(20)(21)	Class B Units	N/A	N/A	113	540	516	—%
					540	516	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(20)(22)	Series A Preferred Stock	10.50% PIK	N/A	12,750	15,753	14,521	0.9%
					15,753	14,521	0.9%
Insurance
Accelerate Topco Holdings, LLC(20)(21)	Common Units	N/A	N/A	5,129	142	174	—%
Evolution Parent, LP (dba SIAA)(20)(21)	LP Interest	N/A	N/A	8,919	892	1,015	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(20)(21)	LP Interest	N/A	N/A	421	426	408	—%
Hockey Parent Holdings, L.P.(20)(21)	Class A Units	N/A	N/A	7,500	7,507	7,500	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(20)(21)	Class A Units	N/A	N/A	3,770,773	9,563	16,622	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(20)(22)	Series A Preferred Units	15.00% PIK	N/A	4,339	3,580	3,814	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(20)(21)	Class A Unit Warrants	N/A	N/A	335,816	1,146	1,055	—%
					23,256	30,588	1.6%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(20)(21)	Class A Common Stock	N/A	N/A	57,000	5,700	4,154	0.2%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(20)(21)	Common Units	N/A	N/A	1,729,439	1,729	1,886	0.1%
Elliott Alto Co-Investor Aggregator L.P.(16)(20)(21)	LP Interest	N/A	N/A	2,873,134	2,892	3,090	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Project Hotel California Co-Invest Fund, L.P.(16)(20)(21)	LP Interest		N/A	N/A	1,342,354	1,343	1,542	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(16)(20)(21)	LP Interest		N/A	N/A	470,219	471	509	—%
MessageBird Holding B.V.(16)(20)(21)	Extended Series C Warrants		N/A	N/A	25,540	157	32	—%
Picard Holdco, Inc.(5)(7)(20)	Series A Preferred Stock	SR +	12.00% PIK	N/A	19,378	20,492	22,350	1.2%
Project Alpine Co-Invest Fund, LP(16)(20)(21)	LP Interest		N/A	N/A	2,000,000	2,001	2,363	0.1%
Thunder Topco L.P. (dba Vector Solutions)(20)(21)	Common Units		N/A	N/A	2,138,653	2,139	2,309	0.1%
WMC Bidco, Inc. (dba West Monroe)(20)(22)	Senior Preferred Stock		11.25% PIK	N/A	33,385	43,035	40,957	2.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(20)(22)	Series A Preferred Stock		12.50% PIK	N/A	3,225	3,598	3,680	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(20)(21)	Class A Common Units		N/A	N/A	268,735	2,687	2,926	0.2%
						86,244	85,798	4.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(20)(21)	LP Interest		N/A	N/A	7,000	700	829	—%
						700	829	—%
Specialty Retail
Ideal Topco, L.P.(20)(21)	Class A-1 Preferred Units		N/A	N/A	4,878,049	4,878	4,878	0.3%
Ideal Topco, L.P.(7)(20)(21)	Class A-2 Common Units		N/A	N/A	4,146,341	—	—	—%
						4,878	4,878	0.3%
Total non-controlled/non-affiliated portfolio company equity investments						$275,576	$297,050	15.4%
Total non-controlled/non-affiliated portfolio company investments						$3,848,925	$3,874,424	201.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(22)(26)	First lien senior secured loan		12.00% PIK	07/2030	6,620	6,620	6,620	0.3%
AAM Series 2.1 Aviation Feeder, LLC(16)(22)(26)	First lien senior secured loan		12.00% PIK	11/2030	7,753	7,753	7,753	0.4%
						14,373	14,373	0.7%
Household products
Walker Edison Furniture Company LLC(5)(6)(24)(26)	First lien senior secured loan	SR +	6.75% PIK	03/2027	7,522	6,135	6,582	0.4%
Walker Edison Furniture Company LLC(5)(6)(24)(26)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	887	833	776	—%
Walker Edison Furniture Company LLC(5)(7)(13)(15)(24)(26)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	880	875	619	—%
Walker Edison Furniture Company LLC(5)(6)(24)(26)	First lien senior secured revolving loan	SR +	6.25%	03/2027	3,333	3,333	3,042	0.2%
						11,176	11,019	0.6%
Total non-controlled/affiliated portfolio company debt investments						25,549	25,392	1.3%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(16)(20)(21)(26)	LLC Interest		N/A	N/A	4,492,019	4,492	4,490	0.2%
AAM Series 2.1 Aviation Feeder, LLC(16)(20)(21)(26)	LLC Interest		N/A	N/A	5,188,152	5,188	5,181	0.3%
						9,680	9,671	0.5%
Household products
Walker Edison Holdco LLC(20)(21)(26)	Common Units		N/A	N/A	72,917	7,046	304	—%
						7,046	304	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(18)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Insurance
Fifth Season Investments LLC(20)(26)	Class A Units	N/A	N/A	8	63,233	65,308	3.5%
					63,233	65,308	3.5%
Pharmaceuticals
LSI Financing 1 DAC(16)(20)(26)	Preferred Equity	N/A	N/A	12,074,894	12,110	12,898	0.6%
					12,110	12,898	0.6%
Total non-controlled/affiliated portfolio company equity investments					$92,069	$88,181	4.6%
Total non-controlled/affiliated portfolio company investments					$117,618	$113,573	5.9%
Total Investments					$3,966,543	$3,987,997	207.0%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of March 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $35.6 million based on a tax cost basis of $3.95 billion. As of March 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $17.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $53.1 million.
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
(6)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(9)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2024 was 5.00%.
(10)The interest rate on these loans is subject to Prime, which as of March 31, 2024 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of March 31, 2024 was 5.19%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(16)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 8.2% of total assets as calculated in accordance with the regulatory requirements.
(17)Level 2 investment.
(18)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(19)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $385.2 million or 20.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
KWOL Co-Invest, LP	Class A Interests	December 12, 2023
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc.	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Common Stock Warrants	December 15, 2023
Zoro TopCo, LP	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
(21)Investment is non-income producing.
(22)Investment contains a fixed-rate structure.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(23)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and CLO XIV. See Note 5 “Debt”.
(24)Loan was on non-accrual status as of March 31, 2024.
(25)Investment measured at net asset value ("NAV").
(26)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended March 31, 2024, were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2024	Interest Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$10,806	$310	$—	$(6)	$—	$11,110	$200	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	13,079	6	(145)	(6)	—	12,934	237	—	—
Fifth Season Investments LLC	43,904	19,330	—	2,074	—	65,308	—	785	—
LSI Financing 1 DAC	12,992	—	(242)	148	—	12,898	—	10	—
Walker Edison Furniture Company LLC	11,120	879	—	(676)	—	11,323	—	—	3
Total	$91,901	$20,525	$(387)	$1,534	$—	$113,573	$437	$795	$3
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
(8)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
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
(23)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and CLO XIV. See Note 5 “Debt”.
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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$48,275	$61,579
Net change in unrealized gain (loss)	8,968	23,876
Net realized gain (loss)	(3,182)	(11,479)
Net Increase (Decrease) in Net Assets Resulting from Operations	54,061	73,976
Distributions
Distributions declared from earnings(1)	(43,096)	(53,498)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(43,096)	(53,498)
Capital Share Transactions
Reinvestment of distributions	4,623	11,400
Net Increase in Net Assets Resulting from Capital Share Transactions	4,623	11,400
Total Increase (Decrease) in Net Assets	15,588	31,878
Net Assets, at beginning of period	1,911,112	1,813,881
Net Assets, at end of period	$1,926,700	$1,845,759
_______________
(1)For the three months ended March 31, 2024 and 2023 distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$54,061	$73,976
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(710,354)	(51,302)
Proceeds from investments and investment repayments, net	335,857	26,916
Net amortization/accretion of premium/discount on investments	(5,081)	(2,074)
Payment-in-kind interest	(7,885)	(10,743)
Payment-in-kind dividends	(4,934)	(5,584)
Net change in unrealized (gain) loss on investments	(9,244)	(23,825)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	277	(52)
Net realized (gain) loss on investments	2,707	11,502
Amortization of debt issuance costs	1,620	1,345
Amortization of offering costs	—	7
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,160)	(1,149)
(Increase) decrease in receivable for investments sold	(14,999)	—
(Increase) decrease in prepaid expenses and other assets	(1,213)	501
Increase (decrease) in management fee payable	7,334	220
Increase (decrease) in incentive fee payable	7,140	—
Increase (decrease) in payables for investments purchased	32,731	—
Increase (decrease) in payables to affiliates	2,828	(617)
Increase (decrease) in accrued expenses and other liabilities	1,994	15
Net cash provided by (used in) operating activities	(314,321)	19,136
Cash Flows from Financing Activities
Borrowings on debt	562,335	55,000
Payments on debt	(190,298)	(15,000)
Debt issuance costs	(2,779)	(205)
Cash distributions paid to shareholders	(56,156)	(39,025)
Net cash provided by (used in) financing activities	313,102	770
Net increase (decrease) in cash	(1,219)	19,906
Cash, beginning of period	141,448	60,053
Cash, end of period	$140,229	$79,959

Supplemental and Non-Cash Information
Interest expense paid	$30,222	$28,681
Distributions declared during the period	$43,096	$53,498
Reinvestment of distributions during the period	$4,623	$11,400
Distribution payable	$43,096	$53,498
Taxes, including excise tax, paid during the period	$1,839	$850
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
Previously, the Company conducted private offerings (the "Private Offering") of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.
On June 17, 2020, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In June 2020, the Company made its first portfolio investment.
Blue Owl Diversified Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $9.5 million and $4.4 million, representing approximately 8.4% and 3.9% of investment income, respectively. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $12.5 million and $5.0 million, representing approximately 12.8% and 5.1% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Offering Expenses
Costs associated with the offering of common shares of the Company were capitalized as deferred offering expenses and included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and were amortized over a twelve-month period beginning with commencement of operations and any additional expenses for other offerings from incurrence.
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
New Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board or by the holders of a majority of the Company’s outstanding voting securities and, (2) the vote of a majority of the Company's directors who are not "interested persons" of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (the "independent directors"). On May 6, 2024, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
For the three months ended March 31, 2024 and 2023 the Company incurred expenses of approximately $1.4 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.

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
For the three months ended March 31, 2024 and 2023, management fees were $11.9 million and $4.4 million, respectively.
Pursuant to the Investment Advisory Agreement, the Adviser was not entitled to an incentive fee prior to the Exchange Listing. Following the Exchange Listing, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the Exchange Listing, and will equal 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.
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
For the three months ended March 31, 2024, the Company incurred $7.1 million of performance based incentive fees based on net investment income. There were no performance based incentive fees on net investment income for the three months ended March 31, 2023.
For the three months ended March 31, 2024, the Company did not accrue capital gains based incentive fees. There were no capital gains based incentive fees for the three months ended March 31, 2023.

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
The Adviser is affiliated with OCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with OCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
The Company has made investments in non-controlled, affiliated companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Fifth Season Investments LLC ("Fifth Season"), and LSI Financing 1 DAC ("LSI Financing 1").
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo is $24.6 million, of which $10.4 million is equity and $14.2 million is debt. The Company's investment in Amergin AssetCo is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2024 the fair market value of the Company's equity investment in Fifth Season was $65.3 million. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity investment in LSI Financing. As of March 31, 2024, the fair market value of the Company's investment in LSI Financing was $12.9 million. During the three months ended March 31, 2024, the Company increased its commitment by $9.4 million. The Company's investment in LSI Financing is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in LSI Financing.
Promissory Note
The Company, as borrower, has entered into a Loan Agreement as amended and restated through the date hereof (the "FIC Agreement") with Owl Rock Feeder FIC BDC III LLC ("Feeder FIC"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $250 million from Feeder FIC. See Note 5 "Debt".
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,271,972	$3,280,223	$2,739,536	$2,742,163
Second-lien senior secured debt investments	265,010	262,734	434,657	432,672
Unsecured debt investments	61,916	59,809	64,245	62,295
Preferred equity investments(2)	195,118	196,064	185,485	186,696
Common equity investments(3)	172,527	189,167	152,930	166,875
Total Investments	$3,966,543	$3,987,997	$3,576,853	$3,590,701
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	4.2%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.8	2.1
Automotive services	3.4	3.6
Buildings and real estate	3.4	3.7
Business services	6.2	6.4
Chemicals	2.0	2.2
Consumer products	2.9	3.2
Containers and packaging	3.6	3.7
Distribution	2.0	2.0
Education	1.0	0.6
Energy equipment and services	0.4	—
Financial services	1.2	0.8
Food and beverage	4.9	4.8
Healthcare equipment and services	2.8	3.1
Healthcare providers and services	7.4	9.4
Healthcare technology	6.9	6.8
Household products	0.7	0.7
Human resource support services	3.3	3.4
Infrastructure and environmental services	0.5	0.0
Insurance(2)	10.7	10.9
Internet software and services	14.5	14.6
Leisure and entertainment	1.8	1.9
Manufacturing	3.6	3.9
Pharmaceuticals(3)	0.7	0.4
Professional services	3.7	2.9
Specialty retail	4.9	5.0
Telecommunications	0.9	0.4
Transportation	0.2	0.3
Total	100.0%	100.0%
_______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	24.1%	25.0%
Northeast	16.5	15.5
South	29.9	29.6
West	22.9	23.2
International	6.6	6.7
Total	100.0%	100.0%

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 187% and 206%, respectively.
Debt obligations consisted of the following as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$600,000	$418,787	$181,213	$410,747
SPV Asset Facility I	$525,000	$265,000	$105,069	$258,575
SPV Asset Facility II	$350,000	$290,000	$31,749	$288,507
SPV Asset Facility III	$300,000	$100,000	$27,812	$97,606
CLO XIV	$260,000	$260,000	$—	$258,140
2027 Notes	$325,000	$325,000	$—	$322,498
July 2025 Notes	$142,000	$142,000	$—	$141,285
July 2027 Notes	$250,000	$250,000	$—	$247,626
Series 2023A Notes	$100,000	$100,000	$—	$99,021
Total Debt	$2,852,000	$2,150,787	$345,843	$2,124,005
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.0 million, $6.4 million, $1.5 million, $2.4 million, $1.9 million, $2.5 million, $0.7 million, $2.4 million, and $1.0 million, respectively.
(3)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$34,158	$27,194
Amortization of debt issuance costs	1,620	1,345
Total Interest Expense	$35,778	$28,539
Average interest rate	7.0%	6.4%
Average daily borrowings	$1,921,527	$1,712,085

Description of Facilities
Credit Facilities
Revolving Credit Facility
On December 14, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of February 29, 2024, the Revolving Credit Facility provides for (a) a term loan in a principal amount of the $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $525.0 million (the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $575.0 million to $600.0 million on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.10 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions and includes a $100.0 million limit for swingline loans.
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
From time to time, the Company expects to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing through its ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100.0 million sub-limit for swingline loans.
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
From time to time, the Company expects to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing II through our ownership of ORCC III Financing II. The maximum principal amount of the SPV Asset Facility II is $350.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
SPV Asset Facility III
On March 20, 2024 (the “SPV Asset Facility III Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility III”), with OBDC III Financing III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian.
From time to time, the Company expects to sell and contribute certain investments to OBDC III Financing III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and OBDC III Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by OBDC III Financing III,

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by OBDC III Financing III through the Company’s ownership of OBDC III Financing III. The maximum principal amount of the SPV Asset Facility III is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Availability Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 20, 2029 (the “SPV Asset Facility III Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, ORCC III Financing may owe a prepayment penalty. Prior to the SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
During the SPV Asset Facility III Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of OBDC III Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of OBDC III Financing III and on any payments received by OBDC III Financing III in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay the debts of the Company.
Borrowings of OBDC III Financing III are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
CLOs
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), the Company completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIV Issuer.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The CLO XIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XIV Indenture) in October, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
As part of the CLO XIV Transaction, the Company entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from the Company to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from the Company to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). The Company and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
The 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, the Company entered into a Registration Rights Agreement (the "2027 Registration Rights Agreement") for the benefit of the purchasers of the 2027 Notes. Pursuant to the terms of the 2027 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million, and a minimum asset coverage ratio of 1.50 to 1.00.

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
Promissory Note

On September 13, 2021, the Company, as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC BDC III LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250.0 million from Feeder FIC. On February 23, 2022, the Company entered into an amendment to the FIC Agreement to reduce the amount that could be borrowed pursuant to the Promissory Notes from $250.0 million to $150.0 million. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$140,229	$—	$—	$140,229
Investments:
First-lien senior secured debt investments(1)	$—	$273,293	$3,006,930	$3,280,223
Second-lien senior secured debt investments	—	38,795	223,939	262,734
Unsecured debt investments	—	—	59,809	59,809
Preferred equity investments(2)	—	—	196,064	196,064
Common equity investments(3)	—	—	148,077	148,077
Subtotal	$—	$312,088	$3,634,819	$3,946,907
Investments measured at NAV	—	—	—	41,090
Total Investments at fair value	$—	$312,088	$3,634,819	$3,987,997
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
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,724,884	$385,388	$62,041	$186,696	$166,875	$3,525,884
Purchases of investments, net	420,531	—	—	488	19,623	440,642
Payment-in-kind	5,611	472	1,802	4,890	44	12,819
Proceeds from investments, net	(136,925)	(164,614)	(3,597)	(242)	(70)	(305,448)
Net realized gains (losses)	(2,449)	—	(332)	—	—	(2,781)
Net change in unrealized gain (loss)	4,816	741	(157)	(265)	2,399	7,534
Net amortization/accretion of premium/discount on investments	2,676	1,952	52	106	—	4,786
Transfers between investment types	(4,391)	—	—	4,391	—	—
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	(40,794)	(48,617)
Fair value, end of period	$3,006,930	$223,939	$59,809	$196,064	$148,077	$3,634,819
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2024, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,716,860	$398,660	$52,181	$144,978	$117,667	$3,430,346
Purchases of investments, net	36,955	1	—	10,950	3,397	51,304
Payment-in-kind	8,197	1,077	1,468	5,547	38	16,325
Proceeds from investments, net	(22,061)	(4,800)	(36)	—	(6)	(26,903)
Net realized gains (losses)	(11,498)	—	(4)	—	—	(11,502)
Net change in unrealized gain (loss)	19,492	2,095	1,275	926	213	24,001
Net amortization/accretion of premium/discount on investments	1,789	158	27	95	—	2,069
Transfers between investment types	(7,046)	—	—	—	7,046	—
Transfers into (out of) Level 3(1)	—	(11,893)	228	—	—	(11,665)
Fair value, end of period	$2,742,688	$385,298	$55,139	$162,496	$128,355	$3,473,976
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the three months ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the three months ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$5,063	$7,859
Second-lien senior secured debt investments	2,444	2,095
Unsecured debt investments	(157)	1,275
Preferred equity investments	(265)	926
Common equity investments	2,399	213
Total Investments	$9,484	$12,368

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,729,948	Yield Analysis	Market Yield	6.8% - 21.6% (11.9%)	Decrease
	276,982	Recent Transaction	Transaction Price	97.5% - 100.0% (98.7%)	Increase
Second-lien senior secured debt investments	$223,939	Yield Analysis	Market Yield	11.9% - 17.4% (14.4%)	Decrease
Unsecured debt investments	$58,617	Yield Analysis	Market Yield	10.0% - 17.5% (12.6%)	Decrease
	1,192	Market Approach	EBITDA Multiple	13.0x	Increase
Preferred equity investments	$168,836	Yield Analysis	Market Yield	10.7% - 25.9% (15.3%)	Decrease
	27,228	Recent Transaction	Transaction Price	100.0% - 106.5% (105.3%)	Increase
Common equity investments	$48,438	Market Approach	EBITDA Multiple	5.8x - 20.0x (14.9x)	Increase
	13,897	Market Approach	Revenue Multiple	1.9x - 14.5x (9.0x)	Increase
	32	Market Approach	Gross Profit Multiple	9.5x	Increase
	65,308	Market Approach	AUM Multiple	1.0x	Increase
	68	Option Pricing Model	Volatility	70%	Increase
	18,075	Recent Transaction	Transaction Price	100%	Increase
	2,259	Yield Analysis	Market Yield	8.2%	Decrease

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,430,548	Yield Analysis	Market Yield	9.1% - 22.2% (12.2%)	Decrease
	294,336	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$385,388	Yield Analysis	Market Yield	11.4% - 17.4% (14.3%)	Decrease
Unsecured debt investments	$60,850	Yield Analysis	Market Yield	10.6% - 17.2% (12.3%)	Decrease
	1,191	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$161,326	Yield Analysis	Market Yield	10.4% - 25.8% (15.4%)	Decrease
	25,370	Recent Transaction	Transaction Price	98.0% - 107.5% (106.4%)	Increase
Common equity investments	$88,622	Market Approach	EBITDA Multiple	6.0x - 20.3x (16.8x)	Increase
	14,191	Market Approach	Revenue Multiple	1.9x - 14.7x (9.1x)	Increase
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
	61,817	Recent Transaction	Transaction Price	100.0%	Increase
	2,215	Yield Analysis	Market Yield	7.9%	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$410,747	$410,747	$109,931	$109,931
SPV Asset Facility I	258,575	258,575	258,232	258,232
SPV Asset Facility II	288,507	288,507	318,367	318,367
SPV Asset Facility III	97,606	97,606	—	—
CLO XIV	258,140	258,140	258,100	258,100
2027 Notes	322,498	295,750	322,302	288,438
July 2025 Notes	141,285	142,355	141,149	143,420
July 2027 Notes	247,626	250,625	247,452	255,625
Series 2023A Notes	99,021	100,250	98,963	100,250
Total Debt	$2,124,005	$2,102,555	$1,754,496	$1,732,363
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.0 million, $6.4 million, $1.5 million, $2.4 million, $1.9 million, $2.5 million, $0.7 million, $2.4 million and $1.0 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million and $1.0 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	295,750	288,438
Level 3	1,806,805	1,443,925
Total Debt	$2,102,555	$1,732,363
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$—	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	667	887
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,377	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	787	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	359	533
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	2,700	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	2,292
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured delayed draw term loan	3	3
Associations, Inc.	First lien senior secured revolving loan	2,586	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	7,551	7,723
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	7,566	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	839	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	89	99

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,672	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	344	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,381	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	12,143	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,165	4,165
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,245	4,245
Brightway Holdings, LLC	First lien senior secured revolving loan	1,789	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	3,461	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	731	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	4,966	—
Finastra USA, Inc.	First lien senior secured revolving loan	1,015	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,991	2,991
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc.	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	388	726
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	335	463
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	8,125	—
Galls, LLC	First lien senior secured revolving loan	2,762	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,972
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	1,446	—
Granicus, Inc.	First lien senior secured revolving loan	—	939
Granicus, Inc.	First lien senior secured revolving loan	1,371	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	990	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	247	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured delayed draw term loan	—	439
Ideal Image Development, LLC	First lien senior secured revolving loan	488	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	402	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,599	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	397
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	2,870	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	233	218

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Kaseya Inc.	First lien senior secured delayed draw term loan	456	456
Kaseya Inc.	First lien senior secured revolving loan	365	365
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,674	1,172
Lignetics Investment Corp.	First lien senior secured revolving loan	6,627	1,275
LSI Financing 1 DAC	Preferred equity	9,416	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	387	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	387
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	5,106	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	908	471
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	31	390
Natural Partners, LLC	First lien senior secured revolving loan	170	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,269	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,805	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	897	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,521	4,930
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	515	294
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	1,104	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	6,104	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding	First lien senior secured revolving loan	1,776	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	945	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,994	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	668	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	232	356
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	2,992	3,508
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—
The Shade Store, LLC	First lien senior secured revolving loan	4,136	2,127
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	949	1,255
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,000	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	7,190	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	322

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,208	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$355,995	$262,051
As of March 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
The Company had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the three months ended March 31, 2024, the Company did not repurchase issued and outstanding shares.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Exchange Listing, Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On January 25, 2024, the Company's common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the "Exchange Listing").
In connection with the Exchange Listing, the Board of Directors determined to eliminate outstanding fractional shares of the Company’s common stock, as permitted by Maryland General Corporation Law. On January 16, 2024, the Company eliminated the fractional shares by rounding up the number of fractional shares held by each shareholder to the nearest whole share.
On June 4, 2020, the Company issued 100 common shares for $1,500 to the Adviser.
Prior to the Exchange Listing, the Company had entered into Subscription Agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a capital call notice to its investors. As of June 16, 2022, all Capital Commitments had been drawn.
There were no sales of the Company’s common stock during the three months ended March 31, 2024 and 2023.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2024:

	March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
January 12, 2024	March 29, 2024	April 15, 2024	$0.35

On January 12, 2024, the Board declared five special dividends of $0.06 per share, payable on or before June 14, 2024, September 13, 2024, December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of May 31, 2024, August 30, 2024, November 29, 2024, February 28, 2025 and May 30, 2025.
The following table reflects the distributions declared on shares of the Company's common stock during the three months ended March 31, 2023:

	March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.44
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. If newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	313,887
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
In connection with the Exchange Listing, the Board approved the Repurchase Program under which the Company may repurchase up to $100 million of shares of the Company's outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12 months from the date of the Exchange Listing. During the three months ended March 31, 2024, the Company did not repurchase issued and outstanding shares.
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Increase (decrease) in net assets resulting from operations	$54,061	$73,976
Weighted average shares of common stock outstanding—basic and diluted	123,028,290	121,201,415
Earnings (loss) per common share—basic and diluted	$0.44	$0.61
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
For the three months ended March 31, 2024, the Company recorded U.S. federal excise tax expense of $0.4 million. For the three months ended March 31, 2023, the Company recorded U.S. federal excise tax expense of $1.2 million.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024, the Company recorded a net tax benefit of approximately $1.2 thousand for taxable subsidiaries. For the three months ended March 31, 2023, the Company recorded a net tax benefit of approximately $1.2 thousand for taxable subsidiaries.
The Company recorded a net deferred tax asset of $7.1 thousand as of March 31, 2024 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company recorded a net deferred tax asset of $4.6 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.56	$15.03
Net investment income (loss)(1)	0.39	0.51
Net realized and unrealized gain (loss)(2)	0.05	0.10
Total from operations	0.44	0.61
Distributions declared from net investment income(3)	(0.35)	(0.44)
Total increase in net assets	0.09	0.17
Net asset value, end of period	$15.65	$15.20
Shares outstanding, end of period	123,131,820	121,455,598
Per share market value at end of period	$15.32	N/A
Total Return, based on market value(4)	3.1%	N/A
Total Return, based on net asset value(5)	2.9%	4.1%
Ratios / Supplemental Data
Asset coverage ratio(6)	187.1%	206.0%
Ratio of total expenses to average net assets	13.6%	8.0%
Ratio of net investment income to average net assets	10.1%	13.6%
Net assets, end of period	$1,926,700	$1,845,759
Weighted-average shares outstanding	123,028,290	121,201,415
Total capital commitments, end of period	N/A	1,764,610
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	8.1%	0.5%
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
(4)The total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan. The beginning market value per share is based on the listing price of $15.20 per share.
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(6)In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Distributions Declared

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
On May 7, 2024, the Board declared a second quarter 2024 regular dividend of $0.35 per share, payable on or before July 15, 2024 to shareholders of record as of June 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC ("OPFA" and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.29 billion of assets under management across the Blue Owl Credit platform.
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
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies ("BDCs"), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since affiliates of our Adviser began investment activities in April 2016 through March 31, 2024, our Adviser and its affiliates have originated $99.59 billion aggregate principal amount of investments, of which $95.77 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average debt investment size in each of our portfolio companies was approximately $20.4 million based on fair value. As of March 31, 2024, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 86.9% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $964 million, weighted average annual EBITDA of $213 million, an average interest coverage of 1.8x and an average net loan-to-value of 38.0%.
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
We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150%, effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of March 31, 2024, we had net leverage of 1.04x debt-to-equity.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds ("ETFs") who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.

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
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 82.3% first lien senior secured debt investments (of which 53.8% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.6% second lien senior secured debt investments, 1.5% unsecured debt investments, 4.9% preferred equity investments and 4.7% common equity investments. The percentage of our portfolio comprised of second lien senior secured debt investments decreased compared to December 31, 2023 as a result of origination and repayment activity. A meaningful portion of repayments in the quarter were of second lien secured debt investments, while originations were primarily in first lien senior secured debt investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.2% and 11.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.7% and 11.7%, respectively(1). As of March 31, 2024, the weighted average spread of total debt investments was 6.0%.
As of March 31, 2024, we had investments in 188 portfolio companies with an aggregate fair value of $3.99 billion.

We generally expect our originations to match or exceed the pace of repayments over each quarter. The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. In addition, second lien investments accounted for a meaningful portion of repayments during the quarter. We have seen an increase in repayments and as a result we have increased the pace of our originations in order to maintain leverage within our target range. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $212.8 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.

Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$743,919	$21,814
Less: Sell downs	(7,500)	—
Total new investment commitments	$736,419	$21,814
Principal amount of investments funded:
First-lien senior secured debt investments	$611,078	$3,535
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	488	12,162
Common equity investments	19,332	2,623
Total principal amount of investments funded	$630,898	$18,320
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(56,756)	$(2,697)
Second-lien senior secured debt investments	(172,113)	(4,800)
Unsecured debt investments	(3,796)	(36)
Preferred equity investments	(242)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(232,907)	$(7,533)
Number of new investment commitments in new portfolio companies(1)	43	1
Average new investment commitment amount	$14,493	$909
Weighted average term for new debt investment commitments (in years)	5.9	4.6
Percentage of new debt investment commitments at floating rates	99.6%	100.0%
Percentage of new debt investment commitments at fixed rates	0.4%	—%
Weighted average interest rate of new debt investment commitments(2)	10.2%	11.5%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.8%	6.6%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2024 and 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% and 4.91% as of March 31, 2024 and March 31, 2023, respectively.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	March 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,271,972	$3,280,223	(4)	$2,739,536	$2,742,163	(4)
Second-lien senior secured debt investments	265,010	262,734		434,657	432,672
Unsecured debt investments	61,916	59,809		64,245	62,295
Preferred equity investments(2)	195,118	196,064		185,485	186,696
Common equity investments(3)	172,527	189,167		152,930	166,875
Total Investments	$3,966,543	$3,987,997		$3,576,853	$3,590,701
________________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)53.8% and 62.5% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	4.2%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.8	2.1
Automotive services	3.4	3.6
Buildings and real estate	3.4	3.7
Business services	6.2	6.4
Chemicals	2.0	2.2
Consumer products	2.9	3.2
Containers and packaging	3.6	3.7
Distribution	2.0	2.0
Education	1.0	0.6
Energy equipment and services	0.4	—
Financial services	1.2	0.8
Food and beverage	4.9	4.8
Healthcare equipment and services	2.8	3.1
Healthcare providers and services	7.4	9.4
Healthcare technology	6.9	6.8
Household products	0.7	0.7
Human resource support services	3.3	3.4
Infrastructure and environmental services	0.5	0.0
Insurance(2)	10.7	10.9
Internet software and services	14.5	14.6
Leisure and entertainment	1.8	1.9
Manufacturing	3.6	3.9
Pharmaceuticals(3)	0.7	0.4
Professional services	3.7	2.9
Specialty retail	4.9	5.0
Telecommunications	0.9	0.4
Transportation	0.2	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	24.1%	25.0%
Northeast	16.5	15.5
South	29.9	29.6
West	22.9	23.2
International	6.6	6.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.2%	11.6%
Weighted average total yield of debt and income producing securities(1)	11.7%	12.1%
Weighted average interest rate of debt securities	11.4%	11.8%
Weighted average spread over base rate of all floating rate debt investments	6.0%	6.3%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2024, only one of our portfolio companies is on non-accrual. Our average annual gain/loss ratio is (0.07)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$515,863	12.9%	$442,688	12.3%
2	3,280,090	82.2	2,960,620	82.5
3	162,405	4.1	167,834	4.7
4	18,316	0.5	—	—
5	11,323	0.3	19,559	0.5
Total	$3,987,997	100.0%	$3,590,701	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,587,722	99.7%	$3,218,317	99.4%
Non-accrual	11,176	0.3	20,121	0.6
Total	$3,598,898	100.0%	$3,238,438	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity investment to Amergin AssetCo on July 1, 2022. As of March 31, 2024 our commitment is $24.6 million, of which $10.4 million is equity and $14.2 million is debt. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the Order. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2024, the fair value of our equity investment in Fifth Season was $65.3 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC ("LSI Financing")
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment to LSI Financing. As of March 31, 2024, the fair value of our investment in LSI Financing was $12.9 million. During the three months ended March 31, 2024, we increased our commitment by $9.4 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended March 31,
($ in millions)	2024	2023
Total Investment Income	$113.4	$97.9
Less: Operating expenses	64.7	35.1
Net Investment Income (Loss) Before Taxes	48.7	62.8
Less: Income taxes (benefit), including excise taxes	0.4	1.2
Net Investment Income (Loss) After Taxes	$48.3	$61.6
Net change in unrealized gain (loss)	9.0	23.9
Net realized gain (loss)	(3.2)	(11.5)
Net Increase (Decrease) in Net Assets Resulting from Operations	$54.1	$74.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended March 31,
($ in millions)	2024	2023
Interest income (excluding PIK interest income)	$96.1	$79.4
PIK interest income	9.5	12.5
Dividend income	6.1	5.0
Other income	1.7	1.1
Total investment income	$113.4	$97.9
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended March 31, 2024 and 2023
Investment income increased by $15.5 million to $113.4 million for the three months ended March 31, 2024 from $97.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.27 billion as of March 31, 2023, to $3.63 billion as of March 31, 2024, as well as an increase in the base rates charged on our floating rate debt investments. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing equity investments which, at cost, increased from $152.8 million as of March 31, 2023 to $255.7 million as of March 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Payment-in-kind interest and dividend income represented approximately 8.4% and 3.9%, respectively, of investment income for the three months ended March 31, 2024 and approximately 12.8% and 5.1%, respectively, of investment income for the three months ended March 31, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	Three Months Ended March 31,
($ in millions)	2024	2023
Interest expense	35.8	28.5
Management fee	11.9	4.4
Performance based incentive fees	7.1	—
Professional fees	1.6	1.3
Directors' fees	0.2	0.2
Listing advisory fees	6.0	—
Other general and administrative	2.1	0.7
Total operating expenses	$64.7	$35.1
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2024 and 2023
Total expenses increased by $29.6 million to $64.7 million for the three months ended March 31, 2024 from $35.1 million for the same period in prior year due to an increase in management fees, incentive fees, interest expense and other expenses of $7.5 million, $7.1 million, $7.3 million and $7.7 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.92 billion from $1.71 billion period over period, as well as an increase in the average interest rate to 7.0% from 6.4% period over period. Management fees increased due to an increase in our investment portfolio, which at fair value, increased from $3.52 billion as of March 31, 2023 to $3.99 billion as of March 31, 2024, as well as the increased fee rates effective as of our listing date, January 25, 2024. Incentive fees were not incurred prior to the Exchange Listing and are pro-rated for the period ending March 31, 2024. The increase in other expenses was primarily driven by expenses associated with the Exchange Listing, including $6.0 million of listing advisory fees paid to external parties advising on our exchange listing, which are not anticipated to be recurring in nature. An adjustment for a full-quarter impact of our post-listing fee structure and excluding one-time costs associated with our listing would equate to an additional $0.01 of net investment income per weighted average share outstanding during the quarter ended March 31, 2024. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of March 31, 2024, we have generated undistributed taxable earnings “spillover” of $0.43 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three months ended March 31, 2024 and 2023, we accrued U.S. federal excise tax of $0.4 million and $1.2 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net change in unrealized gain (loss) on investments	$9.2	$23.8
Net change in translation of assets and liabilities in foreign currencies	(0.2)	0.1
Income tax (provision) benefit	—	—
Net change in unrealized gain (loss)	$9.0	$23.9
For the three months ended March 31, 2024 and 2023
For the three months ended March 31, 2024, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of certain equity investments, credit spreads tightening across broader markets, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 98.9%, as compared to 98.6% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Pluralsight, LLC	$(2.9)
Fifth Season Investments LLC(1)	2.1
The Shade Store, LLC	1.6
Packaging Coordinators Midco, Inc.	1.5
Ideal Image Development, LLC	1.4
ConAir Holdings LLC	1.3
Asurion, LLC	(1.2)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	1.1
EOS U.S. Finco LLC	(1.0)
Cornerstone OnDemand, Inc.	0.9
Remaining Companies	4.4
Total	$9.2
______________
(1)Portfolio company is a non-controlled, affiliated investment.

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

Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net realized gain (loss) on investments	$(3.4)	$(11.5)
Net realized gain (loss) on foreign currency transactions	0.2	0.0
Net realized gain (loss)	$(3.2)	$(11.5)
Realized Gross Internal Rate of Return
Since we began investing in 2020 through March 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.2% (based on total capital invested of $881.7 million and total proceeds from these exited investments of $1.03 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of March 31, 2024, our asset coverage ratio was 187%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2024, taken together with our available debt capacity of $345.8 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2024, we had $140.2 million in cash. During the three months ended March 31, 2024, cash used in operating activities was $314.3 million, primarily as a result of funding portfolio investments of $710.4 million, partially offset by sales and repayments of $335.9 million and other operating activity of $60.2 million. Lastly, cash provided by financing activities was $313.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $369.3 million, partially offset by distributions paid of $56.2 million.
Equity
Exchange Listing, Subscriptions and Drawdowns
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
There were no sales of the Company’s common stock during the three months ended March 31, 2024 and 2023.
In connection with the Exchange Listing, the Board of Directors determined to eliminate outstanding fractional shares of the Company’s common stock, as permitted by Maryland General Corporation Law. On January 16, the Company eliminated the fractional shares by rounding up the number of fractional shares held by each shareholder to the nearest whole share.
Following the Exchange Listing, without prior written consent of our Board:
•For 180 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of our common stock held by such shareholder prior to the date of the Exchange Listing (the “First Lock-Up Period”);
•For 270 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber two-thirds of the shares of our common stock held by such shareholder prior to the date of the Exchange Listing (the “Second Lock-Up Period”); and
•For 365 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber one-third of the shares of our common stock held by such shareholder prior to the date of the Exchange Listing (the “Third Lock-Up Period”).
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of our common stock that was outstanding prior to the Exchange Listing was released from each of the First, Second and Third Lock-Up Periods. Generally, all of our common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
Distributions
The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2024:

	March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
January 12, 2024	March 29, 2024	April 15, 2024	$0.35
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.
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
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the last day of our calendar quarter immediately preceding the date such distribution was declared.
In connection with the Exchange Listing, we entered into our amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $14.00 per share, we will issue shares at $14.00 per share. If the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $16.00 per share, we will issue shares at $15.20 per share (95% of the current market price). If the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $15.50 per share, we will issue shares at $15.00 per share, as net asset value is greater than 95% ($14.73 per share) of the current market price. Pursuant to our amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.
Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	313,887
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the three months ended March 31, 2024, the Company did not repurchase issued and outstanding shares.
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$600,000	$418,787	$181,213	$410,747
SPV Asset Facility I	$525,000	$265,000	$105,069	$258,575
SPV Asset Facility II	$350,000	$290,000	$31,749	$288,507
SPV Asset Facility III	$300,000	$100,000	$27,812	$97,606
CLO XIV	$260,000	$260,000	$—	$258,140
2027 Notes	$325,000	$325,000	$—	$322,498
July 2025 Notes	$142,000	$142,000	$—	$141,285
July 2027 Notes	$250,000	$250,000	$—	$247,626
Series 2023A Notes	$100,000	$100,000	$—	$99,021
Total Debt	$2,852,000	$2,150,787	$345,843	$2,124,005
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.0 million, $6.4 million, $1.5 million, $2.4 million, $1.9 million, $2.5 million, $0.7 million, $2.4 million and $1.0 million respectively.
(3)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$34,158	$27,194
Amortization of debt issuance costs	1,620	1,345
Total Interest Expense	$35,778	$28,539
Average interest rate	7.0%	6.4%
Average daily borrowings	$1,921,527	$1,712,085

Senior Securities
The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
March 31, 2024 (Unaudited)	$418.8	$1,871	—	N/A
December 31, 2023	$118.1	$2,059	—	N/A

December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
March 31, 2024 (Unaudited)	$265.0	$1,871	—	N/A
December 31, 2023	$265.0	$2,059	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
March 31, 2024 (Unaudited)	$290.0	$1,871	—	N/A
December 31, 2023	$320.0	$2,059	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
SPV Asset Facility III
March 31, 2024 (Unaudited)	$100.0	$1,871	—	N/A
CLO XIV
March 31, 2024 (Unaudited)	$260.0	$1,871	—	N/A
December 31, 2023	$260.0	$2,059	—	N/A
2027 Notes
March 31, 2024 (Unaudited)	$325.0	$1,871	—	N/A
December 31, 2023	$325.0	$2,059	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
March 31, 2024 (Unaudited)	$142.0	$1,871	—	N/A
December 31, 2023	$142.0	$2,059	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
March 31, 2024 (Unaudited)	$250.0	$1,871	—	N/A
December 31, 2023	$250.0	$2,059	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
March 31, 2024 (Unaudited)	$100.0	$1,871	—	N/A
December 31, 2023	$100.0	$2,059	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
(5)Facility was terminated in 2021.

(6)Facility was terminated in 2022.
Description of Facilities
Credit Facilities
Revolving Credit Facility
On December 14, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
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
As of February 29, 2024, the Facility provides for (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $525.0 million (the aggregate outstanding term loans and revolving credit facility commitments increased from $575.0 million to $600.0 million on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.10 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions and includes a $100.0 million limit for swingline loans.
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
From time to time, we expect to sell and contribute certain investments to ORCC III Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by ORCC III Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing through our ownership of ORCC III Financing. The maximum principal amount of the SPV Asset Facility I is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility I includes a $100.0 million sub-limit for swingline loans.
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
From time to time, we expect to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC III Financing II through our ownership of ORCC III Financing II. The maximum principal amount of the SPV Asset Facility II is $350.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
SPV Asset Facility III
On March 20, 2024 (the “SPV Asset Facility III Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company and newly formed subsidiary, entered into a Credit Agreement (the “SPV Asset Facility III”), with OBDC III Financing III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian.

From time to time, we expect to sell and contribute certain investments to OBDC III Financing III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between us and OBDC III Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by OBDC III Financing III, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by OBDC III Financing III through our ownership of OBDC III Financing III. The maximum principal amount of the SPV Asset Facility III is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Availability Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 20, 2029 (the “SPV Asset Facility III Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, ORCC III Financing may owe a prepayment penalty. Prior to the SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. During the Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of OBDC III Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of OBDC III Financing III and on any payments received by OBDC III Financing III in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay our debts.

Borrowings of OBDC III Financing III are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
CLOs
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), we completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by our consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIV Issuer.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XIV Indenture) in October, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
As part of the CLO XIV Transaction, we entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from us to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from us to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). We and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
The 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on April 13, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, we entered into a Registration Rights Agreement (the “2027 Registration Rights Agreement”) for the benefit of the purchasers of the 2027 Notes. Pursuant to the terms of the 2027 Registration Rights Agreement, we filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million and a minimum asset coverage ratio of 1.50 to 1.00.

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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$—	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	667	887
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,377	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	787	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	359	533
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	2,700	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	2,292
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Associations, Inc.	First lien senior secured delayed draw term loan	3	3
Associations, Inc.	First lien senior secured revolving loan	2,586	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	7,551	7,723
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	7,566	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	839	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	153	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	89	99
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,672	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	344	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,381	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	12,143	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	523	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,165	4,165
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,245	4,245
Brightway Holdings, LLC	First lien senior secured revolving loan	1,789	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	3,461	—

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,564	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	731	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	4,966	—
Finastra USA, Inc.	First lien senior secured revolving loan	1,015	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	9,750	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,288	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,991	2,991
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc.	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	388	726

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	335	463
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	8,125	—
Galls, LLC	First lien senior secured revolving loan	2,762	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,972
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	1,446	—
Granicus, Inc.	First lien senior secured revolving loan	—	939
Granicus, Inc.	First lien senior secured revolving loan	1,371	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	990	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	247	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured delayed draw term loan	—	439
Ideal Image Development, LLC	First lien senior secured revolving loan	488	—

Portfolio Company	Investment	March 31, 2024	December 31, 2023
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,419	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	402	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,599	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	397
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	2,870	5,399
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	233	218
Kaseya Inc.	First lien senior secured delayed draw term loan	456	456
Kaseya Inc.	First lien senior secured revolving loan	365	365
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,674	1,172
Lignetics Investment Corp.	First lien senior secured revolving loan	6,627	1,275
LSI Financing 1 DAC	Preferred equity	9,416	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	387	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	552	387
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	5,106	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	908	471

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	31	390
Natural Partners, LLC	First lien senior secured revolving loan	170	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,269	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,805	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	897	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,521	4,930
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	515	294
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,202	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	1,145	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	1,104	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	6,104	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289

Portfolio Company	Investment	March 31, 2024	December 31, 2023
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	1,725	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding	First lien senior secured revolving loan	1,776	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	945	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,994	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	668	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	189	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	232	356
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,491	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	2,992	3,508
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—
The Shade Store, LLC	First lien senior secured revolving loan	4,136	2,127

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	949	1,255
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,000	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	7,190	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,208	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$355,995	$262,051
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
We had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2024 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	418.8	—	—	418.8	—
SPV Asset Facility I	265.0	—	—	265.0	—
SPV Asset Facility II	290.0	—	290.0	—	—
SPV Asset Facility III	100.0	—	—	100.0	—
CLO XIV	260.0	—	—	—	260.0
2027 Notes	325.0	—	—	325.0	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$2,150.8	$—	$432.0	$1,458.8	$260.0
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Recent Developments
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp. (together with us, the “Blue Owl BDCs”) and the State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs has agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $6.3 million, representing an approximately 11.0% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Distributions Declared
On May 7, 2024, the Board declared a second quarter 2024 regular dividend of $0.35 per share, payable on or before July 15, 2024 to shareholders of record as of June 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2024, 98.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, and CLO XIV bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$107,205	$40,014	$67,191
Up 200 basis points	$71,470	$26,676	$44,794
Up 100 basis points	$35,735	$13,338	$22,397
Down 100 basis points	$(35,735)	$(13,338)	$(22,397)
Down 200 basis points	$(71,470)	$(26,676)	$(44,794)
Down 300 basis points	$(107,205)	$(40,014)	$(67,191)
________________
(1)Excludes the impact of income based fees. See "ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" of our consolidated financial statements for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies' profit margins.

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

PART II. OTHER INFORMATION

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On January 31, 2024, pursuant to our dividend reinvestment plan, we issued 313,887 shares of our common stock, at a price of $14.73 per share, to stockholders of record as of December 29, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated March 23, 2020, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1*	Amended and Restated Dividend Reinvestment Plan

10.2
Credit Agreement, dated March 20, 2024, among OBDC III Financing III LLC, as Borrower, the Lenders parties thereto, Bank of America, N.A., as Administrative Agent, Blue Owl Diversified Credit Advisors LLC, as Servicer, State Street Bank and Trust Company, as Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on March 25, 2024).

10.3
Sale and Contribution Agreement, dated as of March 20, 2024, between Blue Owl Capital Corporation III, as Seller and OBDC III Financing III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed on March 25, 2024).

14.1*	Code of Ethics

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
**Furnished herein.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation III

Date: May 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Capital Corporation III

Date: May 8, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer