Form 10-Q
period 2024-06-30
Blue Owl Capital Corp III
filed 2024-08-07
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 7, 2024 the registrant had 123,356,823 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the ability of the parties to consummate the proposed transactions that will result in the Company merging (the “Mergers”) with and into Blue Owl Capital Corporation (“OBDC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated August 7, 2024, among the Company, OBDC, Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and the Blue Owl Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDC (“OCA”), on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our shareholders or the shareholders of OBDC with respect to the proposals submitted for their approval in connection with the Mergers;
•the possibility that competing offers or acquisitions proposals will be made;
•risk that shareholder litigation in connection with the Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,215,126 and $3,479,371, respectively)	$4,232,211	$3,498,800
Non-controlled, affiliated investments (amortized cost of $117,982 and $97,482, respectively)	114,091	91,901
Total investments at fair value (amortized cost of $4,333,108 and $3,576,853, respectively)	4,346,302	3,590,701
Cash	120,344	141,448
Interest receivable	31,482	25,147
Prepaid expenses and other assets	4,629	3,801
Total Assets	$4,502,757	$3,761,097
Liabilities
Debt (net of unamortized debt issuance costs of $25,207 and $25,623, respectively)	$2,434,508	$1,754,496
Distribution payable	43,175	60,779
Management fee payable	15,491	4,517
Incentive fee payable	10,687	—
Payables to affiliates	4,197	896
Payable for investments purchased	37,157	—
Accrued expenses and other liabilities	38,382	29,297
Total Liabilities	2,583,597	1,849,985
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 123,356,823 and 122,817,625 shares issued and outstanding, respectively	1,234	1,228
Additional paid-in-capital	1,837,067	1,829,029
Accumulated undistributed (overdistributed) earnings	80,859	80,855
Total Net Assets	1,919,160	1,911,112
Total Liabilities and Net Assets	$4,502,757	$3,761,097
Net Asset Value Per Share	$15.56	$15.56
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$103,848	$84,665	$199,562	$164,025
PIK interest income	11,341	12,389	20,819	24,872
Dividend income	4,706	6,395	10,031	11,374
Other income	1,003	2,246	2,696	3,305
Total investment income from non-controlled, non-affiliated investments	120,898	105,695	233,108	203,576
Investment income from non-controlled, affiliated investments:
Interest income (excluding PIK interest income)	381	—	789	—
PIK interest income	—	—	29	—
Dividend income	1,894	495	2,689	495
Other income	2	—	5	—
Total investment income from non-controlled, affiliated investments	2,277	495	3,512	495
Total Investment Income	123,175	106,190	236,620	204,071
Expenses
Interest expense	42,707	29,713	78,485	58,252
Management fee	15,491	4,463	27,342	8,856
Performance based incentive fees	10,687	—	17,827	—
Professional fees	1,610	1,316	3,194	2,575
Directors' fees	227	197	455	393
Listing advisory fee	—	—	6,040	—
Other general and administrative	1,756	640	3,907	1,371
Total Expenses	72,478	36,329	137,250	71,447
Net Investment Income (Loss) Before Taxes	50,697	69,861	99,370	132,624
Income tax expense (benefit), including excise tax expense (benefit)	316	209	714	1,393
Net Investment Income (Loss) After Taxes	$50,381	$69,652	$98,656	$131,231
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(10,525)	$172	$(2,816)	$23,971
Non-controlled, affiliated investments	154	(402)	1,689	(376)
Translation of assets and liabilities in foreign currencies	545	115	268	167
Income tax (provision) benefit	—	—	1	(1)
Total Net Change in Unrealized Gain (Loss)	(9,826)	(115)	(858)	23,761
Net realized gain (loss):
Non-controlled, non-affiliated investments	$137	$33	$(3,252)	$(11,465)
Foreign currency transactions	(1,077)	(40)	(870)	(21)
Total Net Realized Gain (Loss)	(940)	(7)	(4,122)	(11,486)
Total Net Realized and Change in Unrealized Gain (Loss)	(10,766)	(122)	(4,980)	12,275
Net Increase (Decrease) in Net Assets Resulting from Operations	$39,615	$69,530	$93,676	$143,506
Earnings (Loss) Per Share - Basic and Diluted	$0.32	$0.57	$0.76	$1.18
Weighted Average Shares Outstanding - Basic and Diluted	123,322,207	121,873,455	123,175,249	121,539,291

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2030	$19,038	$18,585	$18,610	1.0%
Broadcast Music, Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(81)	(78)	—%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	SR +	5.50% (2.00% PIK)	12/2028	19,271	19,271	19,271	1.0%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(12)	First lien senior secured revolving loan	SR +	5.00%	12/2027	985	985	985	0.1%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2030	86,941	85,756	86,943	4.5%
Global Music Rights, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(84)	—	—%
Monotype Imaging Holdings Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2031	36,311	36,048	36,129	1.9%
Monotype Imaging Holdings Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(11)	—	—%
Monotype Imaging Holdings Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(32)	(23)	—%
						160,437	161,837	8.5%
Aerospace and defense
Peraton Corp.(6)(16)	First lien senior secured loan	SR +	3.75%	02/2028	4,199	4,200	4,197	0.2%
Peraton Corp.(7)(16)	Second lien senior secured loan	SR +	7.75%	02/2029	14,494	14,347	14,531	0.8%
						18,547	18,728	1.0%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(10)(15)	Unsecured facility	SA +	6.00% PIK	09/2027	£4,980	6,417	6,295	0.3%
Hg Genesis 9 Sumoco Limited(11)(15)	Unsecured facility	E +	7.00% PIK	03/2027	€1,112	1,218	1,192	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Hg Saturn LuchaCo Limited(10)(15)	Unsecured facility	SA +	7.50% PIK	03/2026	£7,659	9,739	9,681	0.5%
						17,374	17,168	0.9%
Automotive services
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	6.50%	07/2028	47,876	47,169	47,876	2.5%
Spotless Brands, LLC(6)(12)	First lien senior secured revolving loan	SR +	6.50%	07/2028	522	504	522	—%
Wand Newco 3, Inc. (dba Caliber)(6)(16)	First lien senior secured loan	SR +	3.75%	01/2031	7,500	7,482	7,546	0.4%
						55,155	55,944	2.9%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50%	07/2028	95,460	95,367	95,367	5.0%
Associations, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2028	—	(7)	(7)	—%
Associations, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(6)	(6)	—%
Associations Finance, Inc.(21)	Unsecured notes		14.25% PIK	05/2030	35,648	35,380	35,368	1.8%
RealPage, Inc.(6)(16)	Second lien senior secured loan	SR +	6.50%	04/2029	6,500	6,433	6,321	0.2%
						137,167	137,043	7.0%
Business services
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	SR +	4.50%	05/2031	2,906	2,891	2,891	0.2%
Artifact Bidco, Inc. (dba Avetta)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2027	—	(5)	(2)	—%
Artifact Bidco, Inc. (dba Avetta)(12)(13)	First lien senior secured revolving loan	SR +	4.50%	05/2030	—	(3)	(3)	—%
Aurelia Netherlands Midco 2 B.V.(11)(15)	First lien senior secured EUR loan	E +	5.75%	05/2031	€13,943	14,603	14,756	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(6)(16)	First lien senior secured loan	SR +	4.00%	12/2028	9,950	9,950	9,959	0.5%
Denali Buyerco, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.75%	09/2028	70,826	70,351	70,826	3.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Denali Buyerco, LLC (dba Summit Companies)(12)(13)	First lien senior secured revolving loan	SR +	5.75%	09/2027	—	(32)	—	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,629	46,003	46,162	2.3%
DuraServ LLC(6)	First lien senior secured loan	SR +	4.75%	06/2031	23,464	23,348	23,347	1.2%
DuraServ LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(22)	(22)	—%
DuraServ LLC(12)(13)	First lien senior secured revolving loan	SR +	4.75%	06/2030	—	(22)	(22)	—%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	3,310	3,217	3,310	0.2%
Fullsteam Operations, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	785	760	785	—%
Fullsteam Operations, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	273	262	273	—%
Fullsteam Operations, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(13)	(5)	—%
Fullsteam Operations, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	7.00%	02/2026	—	(3)	(1)	—%
Fullsteam Operations, LLC(12)(13)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(5)	—	—%
Gainsight, Inc.(7)	First lien senior secured loan	SR +	6.75% PIK	07/2027	6,582	6,531	6,582	0.3%
Gainsight, Inc.(7)(12)	First lien senior secured revolving loan	SR +	6.75% PIK	07/2027	472	464	472	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	35,793	35,538	35,793	1.8%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,748	2,733	2,748	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(12)(13)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(26)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(18)(21)	Unsecured notes		0.48% PIK	12/2029	1,065	1,065	1,302	—%
Kaseya Inc.(7)	First lien senior secured loan	SR +	5.50%	06/2029	8,229	8,105	8,229	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Kaseya Inc.(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	24	21	24	—%
Kaseya Inc.(7)(12)	First lien senior secured revolving loan	SR +	5.50%	06/2029	123	116	123	—%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.50%	10/2028	38,911	38,382	38,327	2.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	28	7	28	—%
POLARIS PURCHASER, INC. (dba Plusgrade)(7)(15)	First lien senior secured loan	SR +	4.50%	03/2031	7,000	6,933	6,965	0.4%
Pye-Barker Fire & Safety, LLC(7)	First lien senior secured loan	SR +	4.50%	05/2031	20,029	19,930	19,929	1.0%
Pye-Barker Fire & Safety, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	—	(45)	(45)	—%
Pye-Barker Fire & Safety, LLC(7)(12)	First lien senior secured revolving loan	SR +	4.50%	05/2030	483	464	464	—%
XPLOR T1, LLC(7)	First lien senior secured loan	SR +	4.25%	06/2031	10,000	9,950	9,950	0.5%
UKG Inc.(6)(16)	First lien senior secured loan	SR +	3.25%	02/2031	8,125	8,116	8,152	0.4%
						309,564	311,297	15.7%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	6,500	6,438	6,175	0.3%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	SR +	4.75%	06/2031	16,986	16,820	16,816	0.8%
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(14)	(14)	—%
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)(13)	First lien senior secured revolving loan	SR +	4.75%	06/2031	—	(28)	(28)	—%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	65,405	65,041	65,405	3.3%
Gaylord Chemical Company, L.L.C.(12)(13)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(15)	—	—%
Rocket BidCo, Inc. (dba Recochem)(7)(15)	First lien senior secured loan	SR +	5.75%	11/2030	62,000	60,765	60,761	3.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	5,948	5,877	5,948	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Velocity HoldCo III Inc. (dba VelocityEHS)(12)(13)	First lien senior secured revolving loan	SR +	5.75%	04/2026	—	(3)	—	—%
						154,881	155,063	7.9%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)	First lien senior secured loan	SR +	3.75%	04/2031	10,000	9,952	9,951	0.4%
Conair Holdings LLC(6)(16)	First lien senior secured loan	SR +	3.75%	05/2028	10,588	10,546	10,521	0.4%
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	31,280	30,924	31,280	1.5%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	7,899	7,792	7,899	0.4%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	64,478	63,947	64,478	3.2%
Lignetics Investment Corp.(7)(12)	First lien senior secured revolving loan	SR +	6.00%	10/2026	7,265	7,220	7,265	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	739	729	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(12)	First lien senior secured revolving loan	SR +	5.25%	03/2029	4	3	1	—%
						131,113	132,112	6.3%
Containers and packaging
Anchor Packaging, LLC(6)(16)	First lien senior secured loan	SR +	3.75%	07/2029	10,000	9,976	9,993	0.5%
Arctic Holdco, LLC (dba Novvia Group)(7)	First lien senior secured loan	SR +	6.00%	12/2026	3,184	3,131	3,160	0.2%
Arctic Holdco, LLC (dba Novvia Group)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(37)	(17)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	5.75%	10/2028	63,688	63,125	63,688	3.2%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(12)	First lien senior secured revolving loan	SR +	5.75%	09/2027	1,702	1,674	1,702	0.1%
Berlin Packaging(6)(16)	First lien senior secured loan	SR +	3.75%	06/2031	10,000	9,975	10,019	0.5%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	31,089	30,665	30,700	1.6%
Fortis Solutions Group, LLC(7)(12)	First lien senior secured revolving loan	SR +	5.50%	10/2027	630	595	590	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	883	877	883	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(12)	First lien senior secured revolving loan	SR +	6.25%	05/2028	78	78	78	—%
Pregis Topco LLC(6)(16)	First lien senior secured loan	SR +	4.00%	07/2026	4,974	4,953	4,971	0.3%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	1.6%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.1%
SupplyOne, Inc.(6)(16)	First lien senior secured loan	SR +	4.25%	04/2031	4,988	4,939	4,990	0.3%
						162,451	163,257	8.4%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	850	842	831	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(16)	First lien senior secured loan	SR +	4.00%	01/2027	4,988	4,976	4,985	0.3%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	49,857	49,400	49,857	2.6%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	3,411	3,355	3,411	0.2%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(12)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(38)	—	—%
Endries Acquisition, Inc.(6)	First lien senior secured loan	SR +	5.25%	12/2028	18,518	18,391	18,379	1.0%
Endries Acquisition, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2028	3,889	3,863	3,860	0.2%
Endries Acquisition, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(12)	(13)	—%
						80,777	81,310	4.3%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(16)	First lien senior secured loan	SR +	3.50%	10/2029	9,995	9,983	10,033	0.5%
Pluralsight, LLC(7)(23)	First lien senior secured loan	SR +	8.00%	04/2027	20,640	20,515	9,701	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Pluralsight, LLC(7)(23)	First lien senior secured revolving loan	SR +	8.00%	04/2027	1,294	1,288	608	—%
Renaissance Holding Corp.(7)(16)	First lien senior secured loan	SR +	4.25%	04/2030	9,950	9,926	9,936	0.5%
						41,712	30,278	1.5%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2029	18,015	17,844	17,834	0.9%
Dresser Utility Solutions, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(21)	(23)	—%
						17,823	17,811	0.9%
Financial services
Ascensus Holdings, Inc.(6)(16)	First lien senior secured loan	SR +	3.50%	08/2028	4,974	4,939	4,969	0.3%
Baker Tilly Advisory Group, L.P.(6)	First lien senior secured loan	SR +	5.00%	06/2031	17,782	17,517	17,515	0.9%
Baker Tilly Advisory Group, L.P.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(26)	(27)	—%
Baker Tilly Advisory Group, L.P.(12)(13)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(58)	(59)	—%
Blackhawk Network Holdings, Inc.(6)(16)	First lien senior secured loan	SR +	5.00%	03/2029	15,000	14,706	15,029	0.8%
Cresset Capital Management, LLC(7)	First lien senior secured loan	SR +	5.00%	06/2030	7,836	7,758	7,757	0.4%
Cresset Capital Management, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.00%	06/2029	—	(11)	(11)	—%
Deerfield Dakota Holdings(7)(16)	First lien senior secured loan	SR +	3.75%	04/2027	9,974	9,986	9,962	0.5%
Deerfield Dakota Holdings(7)(16)	Second lien senior secured loan	SR +	6.75%	04/2027	8,000	8,010	7,980	0.4%
Finastra USA, Inc.(7)(15)	First lien senior secured loan	SR +	7.25%	09/2029	11,984	11,864	11,984	0.6%
Finastra USA, Inc.(6)(12)(15)	First lien senior secured revolving loan	SR +	7.25%	09/2029	132	119	132	—%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.50%	07/2029	1,750	1,704	1,737	0.1%
KRIV Acquisition Inc. (dba Riveron)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2025	—	(3)	—	—%
KRIV Acquisition Inc. (dba Riveron)(12)(13)	First lien senior secured revolving loan	SR +	6.50%	07/2029	—	(6)	(2)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	SR +	5.00%	06/2030	47,152	46,687	46,680	2.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	—	(38)	(39)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(38)	(39)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)(13)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(47)	(48)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.25%	09/2028	12,241	12,179	12,241	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(12)(13)	First lien senior secured revolving loan	SR +	5.25%	09/2028	—	(3)	—	—%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	762	756	762	—%
Smarsh Inc.(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	95	94	95	—%
Smarsh Inc.(6)(12)	First lien senior secured revolving loan	SR +	5.75%	02/2029	4	4	4	—%
						136,093	136,622	7.1%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,963	6,000	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	SR +	6.00%	10/2030	8,486	8,289	8,465	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(12)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(22)	(2)	—%
BP Veraison Buyer, LLC (dba Sun World)(7)	First lien senior secured loan	SR +	5.50%	05/2027	34,605	34,375	34,605	1.8%
BP Veraison Buyer, LLC (dba Sun World)(12)(13)	First lien senior secured revolving loan	SR +	5.50%	05/2027	—	(27)	—	—%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(16)	First lien senior secured loan	SR +	4.00%	02/2031	25,000	24,085	25,152	1.3%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(13)	First lien senior secured revolving loan	SR +	4.50%	02/2029	—	(115)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Gehl Foods, LLC(6)	First lien senior secured loan	SR +	6.25%	06/2030	22,016	21,796	21,796	1.1%
Gehl Foods, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(8)	(8)	—%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028	887	881	887	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027	37,000	36,596	36,445	1.9%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2027	284	282	281	—%
KBP Brands, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	05/2026	653	645	643	—%
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	SR +	6.25%	10/2030	80,017	78,846	80,017	4.2%
Tacala, LLC(6)(16)	First lien senior secured loan	SR +	4.00%	01/2031	14,963	14,927	15,006	0.8%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)	First lien senior secured loan	SR +	7.50% (3.75% PIK)	09/2026	10,913	10,848	10,422	0.5%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)(12)	First lien senior secured revolving loan	SR +	7.50%	09/2026	176	174	143	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)	First lien senior secured revolving loan	SR +	7.50% (3.75% PIK)	09/2026	45	45	43	—%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027	16,087	15,850	16,087	0.8%
Ultimate Baked Goods Midco, LLC(6)(12)	First lien senior secured revolving loan	SR +	6.25%	08/2027	375	349	375	—%
						253,779	256,357	13.1%
Healthcare equipment and services
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030	2,491	2,424	2,448	0.1%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€1,550	1,597	1,636	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Bamboo US BidCo LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025	73	67	71	—%
Bamboo US BidCo LLC(12)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(13)	(9)	—%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029	14,924	14,796	14,886	0.8%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	837	825	828	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	2,940	2,866	2,911	0.2%
Nelipak Holding Company(7)	First lien senior secured loan	SR +	5.50%	03/2031	6,294	6,202	6,216	0.3%
Nelipak Holding Company(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027	—	(18)	(12)	—%
Nelipak Holding Company(6)(12)	First lien senior secured revolving loan	SR +	5.50%	03/2031	689	663	666	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€11,526	12,299	12,199	0.6%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(12)(13)(14)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(35)	(24)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(12)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€73	66	67	—%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(15)	First lien senior secured loan	SR +	5.25%	01/2028	33,764	33,443	33,764	1.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(12)(13)(15)	First lien senior secured revolving loan	SR +	5.25%	01/2028	—	(17)	—	—%
Resonetics, LLC(6)(16)	First lien senior secured loan	SR +	3.75%	06/2031	10,000	9,975	10,013	0.5%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	758	747	758	—%
						85,887	86,418	4.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	SR +	5.25%	10/2030	5,059	4,989	5,022	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Allied Benefit Systems Intermediate LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(6)	—	—%
Belmont Buyer, Inc. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	3,655	3,591	3,655	0.2%
Belmont Buyer, Inc. (dba Valenz)(8)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	774	758	774	—%
Belmont Buyer, Inc. (dba Valenz)(12)(13)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(7)	—	—%
Confluent Health, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2028	4,988	4,847	4,925	0.3%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,558	24,438	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	2,486	2,486	2,486	0.1%
Engage Debtco Limited(7)(15)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	07/2029	1,019	1,000	1,004	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	SR +	9.75% PIK	09/2028	33,482	33,113	33,314	1.7%
Maple Acquisition, LLC (dba Medicus)(7)	First lien senior secured loan	SR +	5.25%	05/2031	22,379	22,213	22,211	1.2%
Maple Acquisition, LLC (dba Medicus)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(15)	(15)	—%
Maple Acquisition, LLC (dba Medicus)(12)(13)	First lien senior secured revolving loan	SR +	5.25%	05/2030	—	(23)	(23)	—%
MED ParentCo, LP(6)(16)	First lien senior secured loan	SR +	4.00%	04/2031	10,000	9,951	9,987	0.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	04/2026	18,218	18,113	17,398	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	8.00%	04/2026	390	365	356	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(12)	First lien senior secured revolving loan	SR +	7.00%	04/2026	1,452	1,441	1,381	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	SR +	6.25%	12/2029	12,301	12,074	12,239	0.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(7)(12)	First lien senior secured revolving loan	SR +	6.25%	12/2029	419	389	410	—%
Natural Partners, LLC(7)(15)	First lien senior secured loan	SR +	4.50%	11/2027	2,276	2,246	2,276	0.1%
Natural Partners, LLC(7)(12)(15)	First lien senior secured revolving loan	SR +	4.50%	11/2027	68	66	68	—%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	51,524	50,901	51,267	2.7%
OB Hospitalist Group, Inc.(7)(12)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,106	3,032	3,072	0.2%
Pacific BidCo Inc.(7)(15)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	10,673	10,468	10,593	0.6%
Pacific BidCo Inc.(8)(15)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2029	1,145	1,121	1,137	0.1%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	25,343	25,106	24,963	1.3%
PetVet Care Centers, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(15)	(17)	—%
PetVet Care Centers, LLC(12)(13)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(33)	(52)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(16)	First lien senior secured loan	SR +	3.25%	11/2028	14,924	14,889	14,948	0.8%
Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	669	659	660	—%
Plasma Buyer LLC (dba Pathgroup)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.25%	09/2025	10	10	10	—%
Plasma Buyer LLC (dba Pathgroup)(7)(12)	First lien senior secured revolving loan	SR +	5.75%	05/2028	42	41	41	—%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	27,986	27,536	27,636	1.4%
PPV Intermediate Holdings, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	862	851	854	—%
PPV Intermediate Holdings, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(30)	(25)	—%
Premise Health Holding Corp.(8)	First lien senior secured loan	SR +	5.50%	03/2031	15,285	15,064	15,133	0.9%
Premise Health Holding Corp.(12)(13)	First lien senior secured revolving loan	SR +	5.50%	03/2030	—	(25)	(18)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Quva Pharma, Inc.(6)	First lien senior secured loan	SR +	5.50%	04/2028	11,493	11,282	11,493	0.7%
Quva Pharma, Inc.(6)(12)	First lien senior secured revolving loan	SR +	5.50%	04/2026	662	649	662	—%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(16)	First lien senior secured loan	SR +	3.75%	06/2031	10,000	9,578	9,975	0.5%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	2,187	2,174	2,187	0.1%
TC Holdings, LLC (dba TrialCard)(12)(13)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(1)	—	—%
Tivity Health, Inc.(6)	First lien senior secured loan	SR +	6.00%	06/2029	983	963	983	0.1%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	897	892	897	—%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	14,538	14,438	14,538	0.8%
Unified Women's Healthcare, LP(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(3)	—	—%
Unified Women's Healthcare, LP(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(26)	—	—%
Vermont Aus Pty Ltd(7)(15)	First lien senior secured loan	SR +	5.65%	03/2028	978	961	970	0.1%
XRL 1 LLC (dba XOMA)(21)	First lien senior secured loan		9.88%	12/2038	6,319	6,207	6,098	0.3%
XRL 1 LLC (dba XOMA)(12)(13)(14)(21)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(7)	(18)	—%
						338,831	339,893	18.0%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	52,953	52,387	52,555	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	2,754	2,719	2,734	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	2,107	1,983	2,091	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)	First lien senior secured revolving loan	SR +	5.75%	08/2026	3,011	2,969	2,969	0.2%
BridgeBio Pharma, Inc.(7)(15)	First lien senior secured loan	SR +	6.50%	01/2029	15,000	14,979	14,963	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	6.00%	10/2028	20,501	20,222	20,142	1.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

GI Ranger Intermediate, LLC (dba Rectangle Health)(12)(13)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(19)	(29)	—%
Imprivata, Inc.(7)	Second lien senior secured loan	SR +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	4,056	3,970	3,995	0.2%
Indikami Bidco, LLC (dba IntegriChain)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(5)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(12)	First lien senior secured revolving loan	SR +	6.00%	06/2030	181	171	173	—%
Intelerad Medical Systems Incorporated(7)(15)	First lien senior secured loan	SR +	6.50%	08/2026	43,944	43,665	42,955	2.2%
Intelerad Medical Systems Incorporated(6)(15)	First lien senior secured revolving loan	SR +	6.50%	08/2026	3,040	3,027	2,972	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	03/2028	4,859	4,842	4,786	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(12)(14)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2026	—	—	(5)	—%
Interoperability Bidco, Inc. (dba Lyniate)(12)(13)	First lien senior secured revolving loan	SR +	7.00%	03/2028	—	(1)	(6)	—%
Ocala Bidco, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	58,164	57,219	57,437	3.0%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	34,013	33,581	33,673	1.9%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(16)	First lien senior secured loan	SR +	3.50%	03/2028	14,963	14,894	14,982	0.9%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	SR +	5.50%	04/2031	13,666	13,532	13,529	0.7%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(10)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£6,329	7,827	7,920	0.4%
RL Datix Holdings (USA), Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.50%	10/2030	—	(26)	(27)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

						278,810	278,691	14.7%
Household products
Aptive Environmental, LLC(21)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,346	3,070	3,404	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	2,077	2,037	2,077	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	5,138	5,060	5,138	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2029	2,736	2,693	2,736	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	184	164	184	—%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)	First lien senior secured revolving loan	SR +	5.75%	04/2028	37	30	37	—%
Simplisafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	2,016	1,988	2,016	0.1%
Simplisafe Holding Corporation(6)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2028	257	253	257	—%
						15,295	15,849	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,087	40,794	2.1%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	68,439	67,516	68,097	3.5%
IG Investments Holdings, LLC (dba Insight Global)(12)(13)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(92)	(36)	—%
						111,511	108,855	5.6%
Infrastructure and environmental services
AWP Group Holdings, Inc.(7)	First lien senior secured loan	SR +	5.50%	12/2029	758	747	750	—%
AWP Group Holdings, Inc.(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	80	78	79	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

AWP Group Holdings, Inc.(7)(12)	First lien senior secured revolving loan	SR +	5.50%	12/2029	60	58	58	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)	First lien senior secured loan	SR +	5.50%	01/2031	13,051	12,926	12,986	0.7%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	1,099	1,069	1,093	0.1%
FR Vision Holdings, Inc. (dba CHA Consulting)(12)(13)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(10)	(5)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)	First lien senior secured loan	SR +	5.25%	02/2031	6,221	6,102	6,144	0.3%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(26)	(7)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(12)(13)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(16)	(10)	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.50%	03/2028	812	800	804	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(12)(13)	First lien senior secured revolving loan	SR +	5.50%	03/2028	—	(1)	(1)	—%
						21,727	21,891	1.1%
Insurance
Alera Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	10/2028	87,534	87,534	87,534	4.7%
AmeriLife Holdings LLC(6)	First lien senior secured loan	SR +	5.75%	08/2029	10,364	10,196	10,364	0.5%
AmeriLife Holdings LLC(12)(14)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2026	—	—	—	—%
AmeriLife Holdings LLC(12)(13)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(13)	—	—%
Ardonagh Midco 3 PLC(6)(15)	First lien senior secured loan	SR +	3.75%	02/2031	10,000	9,950	9,950	0.5%
AssuredPartners, Inc.(6)(16)	First lien senior secured loan	SR +	3.50%	02/2031	4,988	4,964	4,997	0.3%
Asurion, LLC(6)(16)	First lien senior secured loan	SR +	4.25%	08/2028	6,965	6,908	6,905	0.4%
Asurion, LLC(6)(16)	Second lien senior secured loan	SR +	5.25%	01/2028	5,000	5,000	4,639	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Asurion, LLC(6)(16)	Second lien senior secured loan	SR +	5.25%	01/2029	15,000	14,898	13,795	0.7%
Brightway Holdings, LLC(6)	First lien senior secured loan	SR +	6.50%	12/2027	19,587	19,426	19,342	1.0%
Brightway Holdings, LLC(12)(13)	First lien senior secured revolving loan	SR +	6.50%	12/2027	—	(15)	(26)	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	29,057	28,801	29,057	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	826	795	823	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(12)(13)	First lien senior secured revolving loan	SR +	6.25%	05/2028	—	(15)	—	—%
Galway Borrower LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.00%	02/2026	—	(7)	—	—%
Galway Borrower LLC(7)(12)	First lien senior secured revolving loan	SR +	5.25%	09/2028	27	25	26	—%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(15)(16)	First lien senior secured loan	SR +	3.50%	02/2031	19,950	19,855	19,977	1.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	4,003	3,996	4,003	0.2%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	202	201	202	—%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.05%	08/2026	396	396	396	—%
Integrity Marketing Acquisition, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	08/2025	607	598	607	—%
Integrity Marketing Acquisition, LLC(12)(13)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(1)	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	10.50% PIK	07/2030	15,285	15,143	15,285	0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	5.50%	11/2028	27,500	27,500	27,453	1.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(12)(13)	First lien senior secured revolving loan	SR +	5.50%	11/2027	—	(9)	(3)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)	First lien senior secured loan		9.00% PIK	10/2031	40,843	38,327	38,494	2.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

TEMPO BUYER CORP. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	4.75%	08/2028	35,611	35,137	35,611	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(7)(12)	First lien senior secured revolving loan	SR +	4.75%	08/2027	1,898	1,844	1,898	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	5.75%	07/2027	14,716	14,546	14,716	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)(13)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(11)	—	—%
						345,969	346,045	18.4%
Internet software and services
Anaplan, Inc.(7)	First lien senior secured loan	SR +	5.75%	06/2029	27,016	27,016	27,016	1.4%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	5.75%	06/2029	810	803	810	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	SR +	6.50%	03/2031	1,176	1,158	1,161	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(12)(14)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	1,710	1,678	1,684	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)(13)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(6)	(5)	—%
Aptean Acquiror, Inc. (dba Aptean)(6)	First lien senior secured loan	SR +	5.25%	01/2031	15,705	15,555	15,627	0.8%
Aptean Acquiror, Inc. (dba Aptean)(6)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	138	124	137	—%
Aptean Acquiror, Inc. (dba Aptean)(12)(13)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(14)	(7)	—%
Avalara, Inc.(7)	First lien senior secured loan	SR +	6.75%	10/2028	27,273	26,952	27,273	1.4%
Avalara, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.75%	10/2028	—	(29)	—	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.75% PIK	10/2028	25,492	25,193	25,492	1.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(12)(13)	First lien senior secured revolving loan	SR +	6.50%	10/2027	—	(19)	—	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% (7.50% PIK)	12/2026	11,041	10,987	11,041	0.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

BCTO BSI Buyer, Inc. (dba Buildertrend)(12)(13)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(10)	—	—%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	5.75% (2.50% PIK)	08/2027	15,992	15,901	15,992	0.8%
CivicPlus, LLC(12)(13)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(6)	—	—%
Cloud Software Group, Inc.(7)(16)	First lien senior secured loan	SR +	4.50%	03/2031	15,000	14,891	15,029	0.8%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	8,827	8,665	8,826	0.5%
Coupa Holdings, LLC(7)	First lien senior secured loan	SR +	5.50%	02/2030	785	785	785	—%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	SR +	6.75%	11/2030	36,551	36,037	36,460	1.9%
Crewline Buyer, Inc. (dba New Relic)(12)(13)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(52)	(10)	—%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	5.00%	11/2027	19,106	18,986	19,106	1.0%
EET Buyer, Inc. (dba e-Emphasys)(12)(13)	First lien senior secured revolving loan	SR +	5.00%	11/2027	—	(11)	—	—%
Forescout Technologies, Inc.(7)	First lien senior secured loan	SR +	5.00%	05/2031	18,600	18,508	18,507	1.1%
Forescout Technologies, Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.00%	05/2030	—	(6)	(7)	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	9,968	9,831	9,669	0.5%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(12)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	292	277	—%
Fleet U.S. Bidco Inc. (dba Argus Media)(6)(15)	First lien senior secured loan	SR +	3.25%	02/2031	5,000	4,976	5,025	0.3%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	9,737	9,645	9,688	0.5%
Granicus, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(7)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Granicus, Inc.(6)(12)	First lien senior secured revolving loan	SR +	5.25%	01/2031	22	9	15	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.25%	05/2028	8,855	8,834	8,789	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	53	50	48	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(12)	First lien senior secured revolving loan	SR +	5.25%	05/2028	33	32	31	—%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	14,243	14,046	14,136	0.7%
Hyland Software, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(9)	(5)	—%
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	SR +	6.50%	01/2030	11,226	11,013	11,142	0.6%
Icefall Parent, Inc. (dba EngageSmart)(12)(13)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(20)	(8)	—%
Litera Bidco LLC(6)	First lien senior secured loan	SR +	4.75%	05/2028	6,384	6,353	6,352	0.3%
Litera Bidco LLC(6)(12)(14)	First lien senior secured delayed draw term loan	SR +	4.75%	11/2026	375	370	370	—%
Litera Bidco LLC(12)(13)	First lien senior secured revolving loan	SR +	4.75%	05/2028	—	(2)	(2)	—%
MessageBird BidCo B.V.(6)(15)	First lien senior secured loan	SR +	6.75%	04/2027	5,867	5,796	5,867	0.3%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	10,269	10,122	10,140	0.5%
Ministry Brands Holdings, LLC(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	1,038	1,024	1,025	0.1%
Ministry Brands Holdings, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.50%	12/2027	—	(12)	(13)	—%
PDI TA Holdings, Inc.(7)	First lien senior secured loan	SR +	5.25%	02/2031	16,139	15,907	15,978	0.8%
PDI TA Holdings, Inc.(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	1,929	1,862	1,889	0.1%
PDI TA Holdings, Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(26)	(18)	—%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.25%	11/2027	45,455	44,889	45,454	2.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

QAD, Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.25%	11/2027	—	(67)	—	—%
Sailpoint Technologies Holdings, Inc.(6)	First lien senior secured loan	SR +	6.00%	08/2029	22,820	22,435	22,763	1.2%
Sailpoint Technologies Holdings, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(30)	(5)	—%
Securonix, Inc.(7)	First lien senior secured loan	SR +	7.00%	04/2028	847	842	746	—%
Securonix, Inc.(6)(12)	First lien senior secured revolving loan	SR +	7.00%	04/2028	3	2	(15)	—%
Storable, Inc.(6)(16)	First lien senior secured loan	SR +	3.50%	04/2028	4,987	4,952	4,988	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	38,138	37,914	38,138	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(12)	First lien senior secured revolving loan	SR +	5.75%	06/2027	2,480	2,462	2,480	0.1%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	26,027	25,888	25,312	1.3%
When I Work, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(23)	(114)	—%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.25%	11/2028	24,038	23,579	24,038	1.3%
Zendesk, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(64)	—	—%
Zendesk, Inc.(12)(13)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(44)	—	—%
						485,907	489,097	25.8%
Leisure and entertainment
Cirque du Soleil Canada, Inc.(7)(15)(16)	First lien senior secured loan	SR +	3.75%	03/2030	4,987	4,987	4,978	0.3%
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.50%	08/2027	68,995	68,794	68,995	3.6%
Troon Golf, L.L.C.(12)(13)	First lien senior secured revolving loan	SR +	5.50%	08/2026	—	(11)	—	—%
						73,770	73,973	3.9%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(16)	First lien senior secured loan	SR +	3.75%	05/2028	9,949	9,880	9,980	0.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	45,640	44,822	45,412	2.4%
FARADAY BUYER, LLC (dba MacLean Power Systems)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(42)	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(16)	First lien senior secured loan	SR +	4.00%	12/2027	7,000	6,983	6,957	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	27,572	27,415	27,572	1.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	3,848	3,796	3,848	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(12)(13)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(18)	—	—%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	5.25%	08/2028	53,407	52,981	53,407	2.8%
Sonny's Enterprises, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	11/2024	387	380	387	—%
Sonny's Enterprises, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2026	—	(31)	—	—%
Sonny's Enterprises, LLC(12)(13)	First lien senior secured revolving loan	SR +	5.25%	08/2027	—	(63)	—	—%
						146,103	147,563	7.8%
Professional services
Apex Group Treasury LLC(7)(15)	Second lien senior secured loan	SR +	6.75%	07/2029	11,618	11,476	11,618	0.6%
Apex Service Partners, LLC(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	7,336	7,167	7,226	0.4%
Apex Service Partners, LLC(7)(12)(14)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	1,564	1,526	1,541	0.1%
Apex Service Partners, LLC(7)(12)	First lien senior secured revolving loan	SR +	6.50%	10/2029	259	246	250	—%
Essential Services Holding Corporation (dba Turnpoint)(6)	First lien senior secured loan	SR +	5.00%	06/2031	6,256	6,194	6,194	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Essential Services Holding Corporation (dba Turnpoint)(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(6)	(6)	—%
Essential Services Holding Corporation (dba Turnpoint)(12)(13)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(8)	(8)	0.1%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2027	33,066	32,801	32,984	1.8%
Gerson Lehrman Group, Inc.(12)(13)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(13)	(4)	—%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	44,058	44,058	43,948	2.4%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.00%	05/2027	17,320	17,198	17,320	0.9%
Relativity ODA LLC(12)(13)	First lien senior secured revolving loan	SR +	6.00%	05/2027	—	(11)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2028	18,235	18,147	18,327	1.0%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€3,291	3,558	3,545	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(12)	First lien senior secured revolving loan	SR +	6.50%	05/2028	571	563	579	—%
Vistage International, Inc.(7)	First lien senior secured loan	SR +	4.75%	07/2029	9,949	9,903	9,949	0.5%
						152,799	153,463	8.4%
Specialty retail
Galls, LLC(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	24,346	23,996	23,981	1.2%
Galls, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	—	(48)	(20)	—%
Galls, LLC(6)(12)	First lien senior secured revolving loan	SR +	6.00%	03/2030	163	116	114	—%
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50% PIK	02/2029	3,013	2,985	2,983	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ideal Image Development, LLC(9)	First lien senior secured revolving loan	SR +	6.50%	02/2029	976	976	966	0.1%
Milan Laser Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	04/2027	40,226	40,014	40,226	2.1%
Milan Laser Holdings LLC(7)(12)	First lien senior secured revolving loan	SR +	5.00%	04/2026	1,362	1,337	1,362	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	7.25% (2.50% PIK)	11/2027	59,766	59,198	55,881	2.9%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured delayed draw term loan	SR +	7.25% (2.50% PIK)	11/2027	5,209	5,148	4,870	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(12)(13)	First lien senior secured revolving loan	SR +	6.75%	05/2027	—	(42)	(343)	—%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2029	62,111	61,453	60,559	3.2%
The Shade Store, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(54)	—	—%
The Shade Store, LLC(7)(12)	First lien senior secured revolving loan	SR +	6.00%	10/2028	2,166	2,111	2,007	0.1%
						197,190	192,586	10.2%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(16)	First lien senior secured loan	SR +	4.00%	12/2027	9,949	9,882	9,952	0.5%
EOS Finco S.A.R.L(8)(15)(16)	First lien senior secured loan	SR +	6.00%	10/2029	8,485	8,107	6,878	0.4%
EOS U.S. Finco LLC(7)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	35	8	(176)	—%
Level 3 Financing, Inc.(6)(15)(16)	First lien senior secured loan	SR +	6.56%	04/2029	5,616	5,567	5,490	0.3%
Level 3 Financing, Inc.(6)(15)(16)	First lien senior secured loan	SR +	6.56%	04/2030	5,616	5,567	5,461	0.3%
Park Place Technologies, LLC(6)	First lien senior secured loan	SR +	5.25%	03/2031	9,425	9,333	9,378	0.5%
Park Place Technologies, LLC(12)(13)(14)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(7)	—	—%
Park Place Technologies, LLC(6)(12)	First lien senior secured revolving loan	SR +	5.25%	03/2030	125	115	120	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

PPT Holdings III, LLC (dba Park Place Technologies)(21)	First lien senior secured loan		12.75% PIK	03/2034	3,101	3,027	3,039	0.2%
						41,599	40,142	2.2%
Transportation
Motus Group, LLC(7)(16)	First lien senior secured loan	SR +	3.75%	12/2028	4,987	4,987	4,984	0.3%
						4,987	4,984	0.3%
Total non-controlled/non-affiliated portfolio company debt investments						3,977,258	3,974,277	207.1%
Equity Investments
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(15)(19)(20)(24)	LP Interest		N/A	N/A	32,865	32,911	40,315	2.0%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(19)(21)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	39,481	40,216	2.1%
						72,392	80,531	4.1%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(19)(20)	Class A-2 Common Units		N/A	N/A	431,889	368	198	—%
Dodge Construction Network Holdings, L.P.(7)(19)	Series A Preferred Units	SR +	8.25%	N/A	0	9	6	—%
						377	204	—%
Business services
Denali Holding, LP (dba Summit Companies)(19)(20)	Class A Units		N/A	N/A	413,725	4,215	6,913	0.4%
Hercules Buyer, LLC (dba The Vincit Group)(18)(19)(20)	Common Units		N/A	N/A	450	450	550	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(19)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	6,000	7,021	7,141	0.4%
						11,686	14,604	0.8%
Consumer products
ASP Conair Holdings LP(19)(20)	Class A Units		N/A	N/A	12,857	1,286	1,317	0.1%
						1,286	1,317	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Financial services
Amergin Asset Management, LLC(15)(19)(20)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(19)(20)	Class A Units	N/A	N/A	7,502	75	105	—%
					75	105	—%
Healthcare equipment and services
KPCI Holdings, L.P.(19)(20)	Class A Units	N/A	N/A	6,169	6,701	11,545	0.7%
Maia Aggregator, LP(19)(20)	Class A-2 Units	N/A	N/A	112,360	112	108	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(15)(19)(21)	Class A Units	8.00% PIK	N/A	1,865	2,370	2,370	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(15)(19)(20)	Class B Units	N/A	N/A	25,678	81	165	—%
Rhea Acquisition Holdings, LP(19)(20)	Series A-2 Units	N/A	N/A	119,048	119	169	—%
					9,383	14,357	0.8%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(19)(20)	Class A Interests	N/A	N/A	3,017	3,017	2,661	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(19)(20)	Class A Interests	N/A	N/A	90	904	904	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(19)(21)	Series A Preferred Stock	15.00% PIK	N/A	2,868	3,037	3,004	0.2%
XOMA Corporation(19)(20)	Common Stock Warrants	N/A	N/A	6,000	41	64	—%
					6,999	6,633	0.3%
Healthcare technology
Minerva Holdco, Inc.(19)(21)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,483	2,414	0.1%
					2,483	2,414	0.1%
Household products
Evology, LLC(19)(20)	Class B Units	N/A	N/A	113	540	516	—%
					540	516	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(19)(21)	Series A Preferred Stock		10.50% PIK	N/A	12,750	15,762	13,641	0.8%
						15,762	13,641	0.8%
Insurance
Accelerate Topco Holdings, LLC(19)(20)	Common Units		N/A	N/A	5,129	142	193	—%
Evolution Parent, LP (dba SIAA)(19)(20)	LP Interest		N/A	N/A	8,919	892	1,015	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(19)(20)	LP Interest		N/A	N/A	421	426	420	—%
Hockey Parent Holdings, L.P.(19)(20)	Class A Units		N/A	N/A	7,500	7,507	7,500	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(19)(20)	Class A Units		N/A	N/A	3,770,773	9,563	16,622	0.9%
PCF Holdco, LLC (dba PCF Insurance Services)(19)(21)	Series A Preferred Units		15.00% PIK	N/A	4,339	3,504	4,017	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(19)(20)	Class A Unit Warrants		N/A	N/A	335,816	1,146	1,000	—%
						23,180	30,767	1.6%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(19)(20)	Class A Common Stock		N/A	N/A	57,000	5,700	3,363	0.2%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(19)(20)	Common Units		N/A	N/A	1,729,439	1,729	1,886	0.1%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(20)	LP Interest		N/A	N/A	2,873,134	2,892	3,694	0.2%
Project Hotel California Co-Invest Fund, L.P.(15)(19)(20)	LP Interest		N/A	N/A	1,342,354	1,343	1,468	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(20)	LP Interest		N/A	N/A	470,219	471	535	—%
MessageBird Holding B.V.(15)(19)(20)	Extended Series C Warrants		N/A	N/A	25,540	157	25	—%
Picard Holdco, LLC(7)(19)	Series A Preferred Stock	SR +	12.00% PIK	N/A	19,378	20,503	22,036	1.1%
Project Alpine Co-Invest Fund, LP(15)(19)(20)	LP Interest		N/A	N/A	2,000,000	2,001	2,363	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Thunder Topco L.P. (dba Vector Solutions)(19)(20)	Common Units		N/A	N/A	2,138,653	2,139	2,309	0.1%
WMC Bidco, Inc. (dba West Monroe)(19)(21)	Senior Preferred Stock		11.25% PIK	N/A	33,385	44,303	42,233	2.2%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(19)(21)	Series A Preferred Stock		12.50% PIK	N/A	3,225	3,714	3,812	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(19)(20)	Class A Common Units		N/A	N/A	268,735	2,687	2,926	0.2%
						87,639	86,650	4.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(19)(20)	LP Interest		N/A	N/A	7,000	700	829	—%
						700	829	—%
Specialty Retail
Ideal Topco, L.P.(19)(20)	Class A-1 Preferred Units		N/A	N/A	5,365,854	5,366	5,366	0.3%
Ideal Topco, L.P.(19)(20)	Class A-2 Common Units		N/A	N/A	4,146,341	—	—	—%
						5,366	5,366	0.3%
Total non-controlled/non-affiliated portfolio company equity investments						$237,868	$257,934	13.4%
Total non-controlled/non-affiliated portfolio company investments						$4,215,126	$4,232,211	220.5%
Non-controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(21)(25)	First lien senior secured loan		12.00% PIK	07/2030	8,499	6,774	6,774	0.4%
AAM Series 2.1 Aviation Feeder, LLC(15)(21)(25)	First lien senior secured loan		12.00% PIK	11/2030	4,662	4,662	4,662	0.2%
						11,436	11,436	0.6%
Household products
Walker Edison Furniture Company LLC(7)(23)(25)	First lien senior secured loan	SR +	6.75% PIK	03/2027	7,634	6,137	5,192	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(17)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Walker Edison Furniture Company LLC(7)(23)(25)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	900	833	612	—%
Walker Edison Furniture Company LLC(7)(12)(14)(23)(25)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	1,400	1,375	726	—%
Walker Edison Furniture Company LLC(7)(23)(25)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	3,333	3,333	2,734	0.1%
						11,678	9,264	0.5%
Total non-controlled/affiliated portfolio company debt investments						23,114	20,700	1.1%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12)(15)(19)(20)(25)	LLC Interest		N/A	N/A	4,461,734	4,462	4,460	0.2%
AAM Series 2.1 Aviation Feeder, LLC(15)(19)(20)(25)	LLC Interest		N/A	N/A	1,732,834	1,733	1,726	0.1%
						6,195	6,186	0.3%
Household products
Walker Edison Holdco LLC(19)(20)(25)	Common Units		N/A	N/A	72,917	7,046	—	—%
						7,046	—	—%
Insurance
Fifth Season Investments LLC(19)(25)	Class A Units		N/A	N/A	8	70,593	75,235	4.0%
						70,593	75,235	4.0%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(25)	Preferred Equity		N/A	N/A	10,998,564	11,034	11,970	0.6%
						11,034	11,970	0.6%
Total non-controlled/affiliated portfolio company equity investments						$94,868	$93,391	4.9%
Total non-controlled/affiliated portfolio company investments						$117,982	$114,091	6.0%
Total Investments						$4,333,108	$4,346,302	226.5%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of June 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $27.2 million based on a tax cost basis of $4.32 billion. As of June 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $30.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $57.9 million.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six-, or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(9)The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2024 was 5.04%.
(10)The interest rate on these loans is subject to SONIA, which as of June 30, 2024 was 5.20%.
(11)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(12)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(13)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(14)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(15)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 8.3% of total assets as calculated in accordance with the regulatory requirements.
(16)Level 2 investment.
(17)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(18)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $351.3 million or 18.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
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

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
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
(20)Investment is non-income producing.
(21)Investment contains a fixed-rate structure.
(22)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and CLO XIV. See Note 5 “Debt”.
(23)Loan was on non-accrual status as of June 30, 2024.
(24)Investment measured at net asset value (“NAV”)
(25)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. The Company’s investments in affiliates for the period ended June 30, 2024, were as follows:

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2024	Interest Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$10,806	$464	$(30)	$(6)	$—	$11,234	$402	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	13,079	127	(6,812)	(6)	—	6,388	416	—	—
Fifth Season Investments LLC	43,904	26,690	—	4,641	—	75,235	—	2,649	—
LSI Financing 1 DAC	12,992	—	(1,319)	297	—	11,970	—	40	—
Walker Edison Furniture Company LLC	11,120	1,381	—	(3,237)	—	9,264	—	—	5
Total	$91,901	$28,662	$(8,161)	$1,689	$—	$114,091	$818	$2,689	$5
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
(5)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six-, or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P” )), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(26)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities. The Company’s investments in affiliates for the period ended December 31, 2023, were as follows:

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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$50,381	$69,652	$98,656	$131,231
Net change in unrealized gain (loss)	(9,826)	(115)	(858)	23,761
Net realized gain (loss)	(940)	(7)	(4,122)	(11,486)
Net Increase (Decrease) in Net Assets Resulting from Operations	39,615	69,530	93,676	143,506
Distributions
Distributions declared from earnings(1)	(50,576)	(59,054)	(93,672)	(112,552)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(50,576)	(59,054)	(93,672)	(112,552)
Capital Share Transactions
Reinvestment of distributions	3,421	12,297	8,044	23,697
Net Increase in Net Assets Resulting from Capital Share Transactions	3,421	12,297	8,044	23,697
Total Increase (Decrease) in Net Assets	(7,540)	22,773	8,048	54,651
Net Assets, at beginning of period	1,926,700	1,845,759	1,911,112	1,813,881
Net Assets, at end of period	$1,919,160	$1,868,532	$1,919,160	$1,868,532
_______________
(1)For the three and six months ended June 30, 2024 and 2023 distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$93,676	$143,506
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,256,374)	(133,136)
Proceeds from investments and investment repayments, net	534,704	113,005
Net amortization/accretion of premium/discount on investments	(11,947)	(3,901)
Payment-in-kind interest	(18,801)	(25,777)
Payment-in-kind dividends	(9,287)	(10,776)
Net change in unrealized (gain) loss on investments	1,127	(23,595)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(268)	(167)
Net realized (gain) loss on investments	3,252	11,469
Net realized (gain) loss on foreign currency transactions relating to investments	2,198	—
Amortization of debt issuance costs	3,494	2,716
Amortization of offering costs	—	8
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,335)	(4,205)
(Increase) decrease in prepaid expenses and other assets	(873)	41
Increase (decrease) in management fee payable	10,974	290
Increase (decrease) in incentive fee payable	10,687	—
Increase (decrease) in payables for investments purchased	37,157	—
Increase (decrease) in payables to affiliates	3,301	(440)
Increase (decrease) in accrued expenses and other liabilities	9,085	5,732
Net cash provided by (used in) operating activities	(594,230)	74,770
Cash Flows from Financing Activities
Borrowings on debt	1,145,282	218,803
Payments on debt	(465,846)	(200,000)
Debt issuance costs	(3,078)	(1,079)
Offering costs paid	—	(2)
Cash distributions paid to shareholders	(103,232)	(80,226)
Net cash provided by (used in) financing activities	573,126	(62,504)
Net increase (decrease) in cash	(21,104)	12,266
Cash, beginning of period	141,448	60,053
Cash, end of period	$120,344	$72,319

Supplemental and Non-Cash Information
Interest expense paid	$63,463	$51,684
Distributions declared during the period	$93,672	$112,552
Reinvestment of distributions during the period	$8,044	$23,697
Distribution payable	$43,175	$59,054
Taxes, including excise tax, paid during the period	$1,839	$850
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
Previously, the Company conducted private offerings (the “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.
On June 17, 2020, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In June 2020, the Company made its first portfolio investment.
Blue Owl Diversified Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On January 25, 2024, the Company's common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the “Exchange Listing”).
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
Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended June 30, 2024, PIK interest and PIK dividend income earned was $14.6 million, representing approximately 11.8% of investment income. For the six months ended June 30, 2024, PIK interest and PIK dividend income earned was $28.5 million, representing approximately 12.0% of investment income. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $16.3 million, representing approximately 15.3% of investment income. For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $33.7 million, representing 16.5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board or by the holders of a majority of the Company’s outstanding voting securities and, (2) the vote of a majority of the Company's directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (the “independent directors”). On May 6, 2024, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $1.3 million and $2.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.4 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2024, management fees were $15.5 million and $27.3 million, respectively. For the three and six months ended June 30, 2023, management fees were $4.5 million and $8.9 million, respectively.
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
The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the date on which the Exchange Listing became effective (the “Listing Date”) to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and six months ended June 30, 2024, the Company incurred $10.7 million and $17.8 million of performance based incentive fees based on net investment income, respectively. There were no performance based incentive fees on net investment income for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2024, the Company did not accrue capital gains based incentive fees. There were no capital gains based incentive fees for the three and six months ended June 30, 2023.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the “Order”) that has been granted to Blue Owl Credit Advisors LLC (“OCA”) and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with OCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
Non-Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in non-controlled, affiliated companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth Season Investments LLC (“Fifth Season”), and LSI Financing 1 DAC (“LSI Financing 1”).
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, the fair market value of the Company's investment in Amergin AssetCo was $17.6 million, of which $6.2 million is equity and $11.4 million is debt, and the Company had an unfunded equity commitment of $20.5 million. The Company's investment in Amergin AssetCo is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2024, the fair market value of the Company's equity investment in Fifth Season was $75.2 million. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity investment in LSI Financing. As of June 30, 2024, the fair market value of the Company's investment in LSI Financing was $12.0 million. During the six months ended June 30, 2024, the Company increased its commitment by $12.0 million. The Company's investment in LSI Financing is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,696,762	$3,695,610	$2,739,536	$2,742,163
Second-lien senior secured debt investments	239,089	234,626	434,657	432,672
Unsecured debt investments	64,521	64,741	64,245	62,295
Preferred equity investments(2)	156,217	155,856	185,485	186,696
Common equity investments(3)	176,519	195,469	152,930	166,875
Total Investments	$4,333,108	$4,346,302	$3,576,853	$3,590,701
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	3.8%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	0.8	2.1
Automotive services	3.1	3.6
Buildings and real estate	3.2	3.7
Business services	7.2	6.4
Chemicals	3.6	2.2
Consumer products	3.1	3.2
Containers and packaging	3.8	3.7
Distribution	1.9	2.0
Education	0.7	0.6
Energy equipment and services	0.4	—
Financial services	3.1	0.8
Food and beverage	5.9	4.8
Healthcare equipment and services	2.3	3.1
Healthcare providers and services	8.0	9.4
Healthcare technology	6.1	6.8
Household products	0.6	0.7
Human resource support services	3.0	3.4
Infrastructure and environmental services	0.5	0.0
Insurance(2)	10.4	10.9
Internet software and services	13.2	14.6
Leisure and entertainment	1.8	1.9
Manufacturing	3.4	3.9
Pharmaceuticals(3)	0.6	0.4
Professional services	3.5	2.9
Specialty retail	4.6	5.0
Telecommunications	0.9	0.4
Transportation	0.1	0.3
Total	100.0%	100.0%
_______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	26.2%	25.0%
Northeast	15.6	15.5
South	30.3	29.6
West	21.2	23.2
International	6.7	6.7
Total	100.0%	100.0%

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 176% and 206%, respectively.
Debt obligations consisted of the following as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$600,000	$487,715	$112,285	$480,099
SPV Asset Facility I	$525,000	$375,000	$150,000	$368,994
SPV Asset Facility II	$350,000	$350,000	$—	$348,646
SPV Asset Facility III	$300,000	$170,000	$22,975	$167,592
CLO XIV	$260,000	$260,000	$—	$258,180
2027 Notes	$325,000	$325,000	$—	$322,697
July 2025 Notes	$142,000	$142,000	$—	$141,422
July 2027 Notes	$250,000	$250,000	$—	$247,800
Series 2023A Notes	$100,000	$100,000	$—	$99,078
Total Debt	$2,852,000	$2,459,715	$285,260	$2,434,508
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $7.6 million, $6.0 million, $1.4 million, $2.4 million, $1.8 million, $2.3 million, $0.6 million, $2.2 million, and $0.9 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$40,833	$28,343	$74,991	$55,536
Amortization of debt issuance costs	1,874	1,370	3,494	2,716
Total Interest Expense	$42,707	$29,713	$78,485	$58,252
Average interest rate	7.1%	6.5%	7.1%	6.4%
Average daily borrowings	$2,282,234	$1,720,225	$2,101,881	$1,716,177

Description of Facilities
Credit Facilities
Revolving Credit Facility
On December 14, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence on the Revolving Credit Facility First Amendment date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

SPV Asset Facilities
SPV Asset Facility I
On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a credit agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, the Company, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through June 28, 2024 (the “SPV Asset Facility I Fifth Amendment Date”).
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
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay the debts of the Company.
Borrowings of ORCC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility II
On December 2, 2021 (the “SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a loan financing and servicing agreement (the “SPV Asset Facility II”), with ORCC III Financing II, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. The parties to the SPV Asset Facility II have entered an amendment which converted the benchmark rate of the

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
facility from LIBOR to term SOFR and added an additional lender and reallocated lender commitments. The following describes the terms of SPV Asset Facility II amended through February 18, 2022 (the “SPV Asset Facility II First Amendment Date”)
From time to time, the Company expects to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing II through our ownership of ORCC III Financing II. The maximum principal amount of the SPV Asset Facility II is $350.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
From time to time, the Company expects to sell and contribute certain investments to OBDC III Financing III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and OBDC III Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by OBDC III Financing III, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
or acquired by OBDC III Financing III through the Company’s ownership of OBDC III Financing III. The maximum principal amount of the SPV Asset Facility III is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
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
The 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the 2027 Notes, the Company entered into a Registration Rights Agreement (the “2027 Registration Rights Agreement”) for

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
the benefit of the purchasers of the 2027 Notes. Pursuant to the terms of the 2027 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$120,344	$—	$—	$120,344
Investments:
First-lien senior secured debt investments(1)	$—	$331,725	$3,363,885	$3,695,610
Second-lien senior secured debt investments	—	47,266	187,360	234,626
Unsecured debt investments	—	—	64,741	64,741
Preferred equity investments(2)	—	—	155,856	155,856
Common equity investments(3)	—	—	155,154	155,154
Subtotal	$—	$378,991	$3,926,996	$4,305,987
Investments measured at NAV	—	—	—	40,315
Total Investments at fair value	$—	$378,991	$3,926,996	$4,346,302
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
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,006,930	$223,939	$59,809	$196,064	$148,077	$3,634,819
Purchases of investments, net	438,048	—	—	488	7,466	446,002
Payment-in-kind	7,451	1,314	2,151	4,308	45	15,269
Proceeds from investments, net	(70,786)	(35,529)	(39,498)	(2,178)	(3,520)	(151,511)
Net realized gains (losses)	(38)	(202)	(2,565)	—	—	(2,805)
Net change in unrealized gain (loss)	(9,799)	(2,635)	2,326	(1,307)	3,086	(8,329)
Net amortization/accretion of premium/discount on investments	4,961	473	100	899	—	6,433
Transfers between investment types	—	—	42,418	(42,418)	—	—
Transfers into (out of) Level 3(1)	(12,882)	—	—	—	—	(12,882)
Fair value, end of period	$3,363,885	$187,360	$64,741	$155,856	$155,154	$3,926,996
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2024, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,724,884	$385,388	$62,041	$186,696	$166,875	$3,525,884
Purchases of investments, net	845,760	—	—	976	27,088	873,824
Payment-in-kind	13,062	1,786	3,952	9,197	89	28,086
Proceeds from investments, net	(207,736)	(200,143)	(43,942)	(1,572)	(3,590)	(456,983)
Net realized gains (losses)	(2,487)	(202)	(2,897)	—	—	(5,586)
Net change in unrealized gain (loss)	(5,022)	(1,894)	2,135	(1,538)	5,486	(833)
Net amortization/accretion of premium/discount on investments	7,638	2,425	152	1,006	—	11,221
Transfers between investment types	(4,391)	—	43,300	(38,909)	—	—
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	(40,794)	(48,617)
Fair value, end of period	$3,363,885	$187,360	$64,741	$155,856	$155,154	$3,926,996
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2024, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,742,688	$385,298	$55,139	$162,496	$128,355	$3,473,976
Purchases of investments, net	63,761	—	1	10,154	7,920	81,836
Payment-in-kind	12,243	1,116	1,675	5,129	63	20,226
Proceeds from investments, net	(82,397)	(2,400)	—	(1,031)	(248)	(86,076)
Net realized gains (losses)	33	—	—	—	—	33
Net change in unrealized gain (loss)	(1,408)	453	1,374	(1,010)	1,304	713
Net amortization/accretion of premium/discount on investments	1,543	137	27	102	—	1,809
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	(234)	—	—	(234)
Fair value, end of period	$2,736,463	$384,604	$57,982	$175,840	$137,394	$3,492,283
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers in to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers in to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the three months ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the three months ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(6,499)	$(1,366)
Second-lien senior secured debt investments	(2,646)	453
Unsecured debt investments	2,338	1,374
Preferred equity investments	(804)	(1,010)
Common equity investments	3,086	1,309
Total Investments	$(4,525)	$760

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the six months ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the six months ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(1,935)	$6,494
Second-lien senior secured debt investments	(216)	2,549
Unsecured debt investments	2,181	2,658
Preferred equity investments	(1,034)	(84)
Common equity investments	5,486	1,522
Total Investments	$4,482	$13,139

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,929,261	Yield Analysis	Market Yield	7.6% - 18.0% (11.6%)	Decrease
	417,785	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
	16,839	Collateral Analysis	Recovery Rate	47.0% - 68.0% (55.1%)	Increase
Second-lien senior secured debt investments	$187,360	Yield Analysis	Market Yield	11.3% - 17.5% (15.2%)	Decrease
Unsecured debt investments	$35,369	Recent Transaction	Transaction Price	99.2%	Increase
	28,070	Yield Analysis	Market Yield	10.2% - 17.4% (13.8%)	Decrease
	1,302	Market Approach	EBITDA Multiple	12.5x	Increase
Preferred equity investments	$150,490	Yield Analysis	Market Yield	10.8% - 32.2% (16.6%)	Decrease
	5,366	Market Approach	EBITDA Multiple	7.1x	Increase
Common equity investments	$58,049	Market Approach	EBITDA Multiple	5.0x - 22.0x (14.9x)	Increase
	13,059	Market Approach	Revenue Multiple	1.9x - 13.5x (8.7x)	Increase
	25	Market Approach	Gross Profit Multiple	9.0x	Increase
	75,236	Market Approach	AUM Multiple	1.1x	Increase
	64	Option Pricing Model	Volatility	70.0%	Increase
	6,351	Recent Transaction	Transaction Price	55.6% - 100.0% (98.8%)	Increase
	2,370	Yield Analysis	Market Yield	8.3%	Decrease

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,430,548	Yield Analysis	Market Yield	9.1% - 22.2% (12.2%)	Decrease
	294,336	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$385,388	Yield Analysis	Market Yield	11.4% - 17.4% (14.3%)	Decrease
Unsecured debt investments	$60,850	Yield Analysis	Market Yield	10.6% - 17.2% (12.3%)	Decrease
	1,191	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$161,326	Yield Analysis	Market Yield	10.4% - 25.8% (15.4%)	Decrease
	25,370	Recent Transaction	Transaction Price	98.0% - 107.5% (106.4%)	Increase
Common equity investments	$88,622	Market Approach	EBITDA Multiple	6.0x - 20.3x (16.8x)	Increase
	14,191	Market Approach	Revenue Multiple	1.9x - 14.7x (9.1x)	Increase
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
	61,817	Recent Transaction	Transaction Price	100.0%	Increase
	2,215	Yield Analysis	Market Yield	7.9%	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$480,099	$480,099	$109,931	$109,931
SPV Asset Facility I	368,994	368,994	258,232	258,232
SPV Asset Facility II	348,646	348,646	318,367	318,367
SPV Asset Facility III	167,592	167,592	—	—
CLO XIV	258,180	258,180	258,100	258,100
2027 Notes	322,697	297,375	322,302	288,438
July 2025 Notes	141,422	142,000	141,149	143,420
July 2027 Notes	247,800	250,000	247,452	255,625
Series 2023A Notes	99,078	100,000	98,963	100,250
Total Debt	$2,434,508	$2,412,886	$1,754,496	$1,732,363
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $7.6 million, $6.0 million, $1.4 million, $2.4 million, $1.8 million, $2.3 million, $0.6 million, $2.2 million and $0.9 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $8.2 million, $6.8 million, $1.6 million, $1.9 million, $2.7 million, $0.9 million, $2.5 million and $1.0 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	297,375	288,438
Level 3	2,115,511	1,443,925
Total Debt	$2,412,886	$1,732,363
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$10,000	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	10,480	887
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	89,143	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	8,363	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	120	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,820	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	181	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	321	533
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2,700	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	2,292
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	711	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	141	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	367	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured delayed draw term loan	7,380	3
Associations, Inc.	First lien senior secured revolving loan	5,913	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	7,723

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	81	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	67	99
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	962	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	3,556	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	3,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	312	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,036	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	94	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	2,096	4,165
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	4,245	4,245
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	3,461	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	2,840	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	2,840	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—
DuraServ LLC	First lien senior secured delayed draw term loan	8,690	—
DuraServ LLC	First lien senior secured revolving loan	4,345	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	1,227	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	767	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	5,538	—
Finastra USA, Inc.	First lien senior secured revolving loan	1,114	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,645	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,519	2,991
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	256	726
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	190	463
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	434	448
Galls, LLC	First lien senior secured delayed draw term loan	8,125	—
Galls, LLC	First lien senior secured revolving loan	3,088	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,972
Gehl Foods, LLC	First lien senior secured delayed draw term loan	1,694	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	1,446	—
Granicus, Inc.	First lien senior secured revolving loan	1,349	939

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	937	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	214	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	439
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	7,219	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	322	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,110	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	397
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	317	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	376	218
Kaseya Inc.	First lien senior secured delayed draw term loan	432	456
Kaseya Inc.	First lien senior secured revolving loan	365	365
KBP Brands, LLC	First lien senior secured delayed draw term loan	154	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,256	1,172

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Lignetics Investment Corp.	First lien senior secured revolving loan	382	1,275
Litera Bidco LLC	First lien senior secured delayed draw term loan	1,405	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	740	—
Litera Bidco LLC	First lien senior secured revolving loan	421	—
LSI Financing 1 DAC	Series 6 Notes	12,029	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	4,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	3,052	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,657	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	516	387
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,744	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,008	471
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	4,835	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	585	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	109	390
Natural Partners, LLC	First lien senior secured revolving loan	102	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,124	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,769	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	812	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	5,399
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,745	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	979	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,175	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	862	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding Corp.	First lien senior secured revolving loan	1,776	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	8,539	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,758	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,381	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Quva Pharma, Inc.	First lien senior secured revolving loan	520	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	3,082	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,699	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	370	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	81	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,021	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	232	356
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	8,521	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,722	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	783	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,260	3,508
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	559	294
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
The Shade Store, LLC	First lien senior secured revolving loan	4,204	2,127
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	582	1,255
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	400	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	7,190	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	708	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$541,088	$262,051
As of June 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
The Company had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million was from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the three and six months ended June 30, 2024, the Company did not repurchase issued and outstanding shares.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Exchange Listing, Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On January 25, 2024, the Company's common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE.”
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
There were no sales of the Company’s common stock during the three and six months ended June 30, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2024:

	June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.35
January 12, 2024 (special dividend)	May 31, 2024	June 14, 2024	$0.06
January 12, 2024	March 29, 2024	April 15, 2024	$0.35
On January 12, 2024, the Board declared, in addition to the $0.06 special dividend paid on June 14, 2024, four special dividends of $0.06 per share, payable on or before September 13, 2024, December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of August 30, 2024, November 29, 2024, February 28, 2025 and May 30, 2025.
The following table reflects the distributions declared on shares of the Company's common stock during the six months ended June 30, 2023:

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 12, 2024	May 31, 2024	June 14, 2024	39,272	(1)
January 12, 2024	March 29, 2024	April 15, 2024	225,003
November 7, 2023	December 29, 2023	January 31, 2024	313,887
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program
In connection with the Exchange Listing, the Board approved the Repurchase Program under which the Company may repurchase up to $100 million of shares of the Company's outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12 months from the date of the Exchange Listing. During the three and six months ended June 30, 2024, the Company did not repurchase any outstanding shares.
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$39,615	$69,530	$93,676	$143,506
Weighted average shares of common stock outstanding—basic and diluted	123,322,207	121,873,455	123,175,249	121,539,291
Earnings (loss) per common share—basic and diluted	$0.32	$0.57	$0.76	$1.18
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
For the three and six months ended June 30, 2024, the Company recorded U.S. federal excise tax expense of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $0.2 million and $1.4 million, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, the Company recorded a net tax benefit of approximately $1.3 thousand and $2.5 thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2023, the Company recorded a net tax benefit of approximately $1.2 thousand and $2.3 thousand, respectively, for taxable subsidiaries.
The Company recorded a net deferred tax asset of $8.4 thousand as of June 30, 2024 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company recorded a net deferred tax asset of $4.6 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.56	$15.03
Net investment income (loss)(1)	0.80	1.08
Net realized and unrealized gain (loss)(2)	(0.04)	0.09
Total from operations	0.76	1.17
Distributions declared from net investment income(3)	(0.76)	(0.92)
Total increase in net assets	—	0.25
Net asset value, end of period	$15.56	$15.28
Shares outstanding, end of period	123,356,823	122,264,641
Per share market value at end of period	$14.97	N/A
Total Return, based on market value(4)	3.5%	N/A
Total Return, based on net asset value(5)	5.1%	7.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	14.4%	8.0%
Ratio of net investment income to average net assets	10.3%	14.4%
Net assets, end of period	$1,919,160	$1,868,532
Weighted-average shares outstanding	123,175,249	121,539,291
Total capital commitments, end of period	N/A	1,764,610
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	21.0%	2.3%
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
Distributions Declared
On August 6, 2024, the Board declared a third quarter 2024 regular dividend of $0.35 per share, payable on or before October 15, 2024 to shareholders of record as of September 30, 2024.
Merger Agreement with Blue Owl Capital Corporation
On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser and Blue Owl Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDC (“OCA”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the “Initial Merger”), and, immediately thereafter, the Company will merge with and into OBDC, with OBDC continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by OBDC or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of OBDC’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of OBDC’s common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of the Company (the “OBDE Per Share NAV”) and (ii) the closing price per share of OBDC’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).
The Exchange Ratio will be calculated as follows:
(i) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDE Per Share NAV and the OBDC Per Share NAV;
(ii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.50%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) 1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) 1.00 and (B) the OBDC Common Stock Price; or
(iii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OBDC’s and the Company’s shareholders, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for OBDC’s common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the parties, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, the Company and OBDC intend to declare and pay ordinary course quarterly dividends.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Prior to the anticipated closing of the Mergers, subject to the approval of the Company's board of directors, the Company will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with the Company's listing in January 2024.
If the Mergers close prior to January 25, 2025, any lock-ups remaining on shares of the Company's common stock as of the closing will be waived.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 7, 2024, the terms of which are incorporated herein by reference. In connection with the Mergers, the Company and OBDC plan to file with the SEC and mail to their respective shareholders a joint proxy statement/prospectus (the “Joint Proxy Statement”) and OBDC plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Joint Proxy Statement and a prospectus of OBDC.

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
Prior to the Exchange Listing (as defined below), we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 25, 2024, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the “Exchange Listing”).
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.10 billion of assets under management across the Blue Owl Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since affiliates of our Adviser began investment activities in April 2016 through June 30, 2024, our Adviser and its affiliates have originated $118.16 billion aggregate principal amount of investments, of which $114.32 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average debt investment size in each of our portfolio companies was approximately $24.4 million based on fair value. As of June 30, 2024, our portfolio companies, excluding investments that fall outside of our typical borrower profile, represented 88.6% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $989 million, weighted average annual EBITDA of $214 million, an average interest coverage of 1.7x and an average net loan-to-value of 39.0%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 97.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150%, effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of June 30, 2024, we had net leverage of 1.22x debt-to-equity.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 85.0% first lien senior secured debt investments (of which 50.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.4% second lien senior secured debt investments, 1.5% unsecured debt investments, 3.6% preferred equity investments and 4.5% common equity investments.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.1% and 11.1%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.5% and 11.5%, respectively(1). As of June 30, 2024, the weighted average spread of total debt investments was 5.8%.
As of June 30, 2024, we had investments in 207 portfolio companies with an aggregate fair value of $4.35 billion.

In the current lending environment public market activity has remained strong and merger and acquisition activity is currently limited. As a result, repayments activity has remained elevated and we have increased the pace of our originations in order to maintain leverage within our target range. We have seen an increase in repayments and as a result we have increased the pace of our originations in order to maintain leverage within our target range.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $214.2 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.

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
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,016,705	$62,258
Less: Sell downs	—	(566)
Total new investment commitments	$1,016,705	$61,692
Principal amount of investments funded:
First-lien senior secured debt investments	$714,903	$39,760
Second-lien senior secured debt investments	8,000	—
Unsecured debt investments	34,875	—
Preferred equity investments	488	10,000
Common equity investments	7,432	4,600
Total principal amount of investments funded	$765,698	$54,360
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(253,012)	$(57,269)
Second-lien senior secured debt investments	(29,576)	(2,400)
Unsecured debt investments	(31,606)	—
Preferred equity investments	(24,153)	(1,033)
Common equity investments	—	(195)
Total principal amount of investments sold or repaid	$(338,347)	$(60,897)
Number of new investment commitments in new portfolio companies(1)	31	4
Average new investment commitment amount	$24,725	$9,147
Weighted average term for new debt investment commitments (in years)	5.8	3.8
Percentage of new debt investment commitments at floating rates	96.4%	100.0%
Percentage of new debt investment commitments at fixed rates	3.6%	—%
Weighted average interest rate of new debt investment commitments(2)	10.7%	11.7%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.2%	6.4%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2024 and 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% and 5.27% as of June 30, 2024 and June 30, 2023, respectively.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	June 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,696,762	$3,695,610	(4)	$2,739,536	$2,742,163	(4)
Second-lien senior secured debt investments	239,089	234,626		434,657	432,672
Unsecured debt investments	64,521	64,741		64,245	62,295
Preferred equity investments(2)	156,217	155,856		185,485	186,696
Common equity investments(3)	176,519	195,469		152,930	166,875
Total Investments	$4,333,108	$4,346,302		$3,576,853	$3,590,701
________________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)50.0% and 62.5% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	3.8%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	0.8	2.1
Automotive services	3.1	3.6
Buildings and real estate	3.2	3.7
Business services	7.2	6.4
Chemicals	3.6	2.2
Consumer products	3.1	3.2
Containers and packaging	3.8	3.7
Distribution	1.9	2.0
Education	0.7	0.6
Energy equipment and services	0.4	—
Financial services	3.1	0.8
Food and beverage	5.9	4.8
Healthcare equipment and services	2.3	3.1
Healthcare providers and services	8.0	9.4
Healthcare technology	6.1	6.8
Household products	0.6	0.7
Human resource support services	3.0	3.4
Infrastructure and environmental services	0.5	0.0
Insurance(2)	10.4	10.9
Internet software and services	13.2	14.6
Leisure and entertainment	1.8	1.9
Manufacturing	3.4	3.9
Pharmaceuticals(3)	0.6	0.4
Professional services	3.5	2.9
Specialty retail	4.6	5.0
Telecommunications	0.9	0.4
Transportation	0.1	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	26.2%	25.0%
Northeast	15.6	15.5
South	30.3	29.6
West	21.2	23.2
International	6.7	6.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.1%	11.6%
Weighted average total yield of debt and income producing securities(1)	11.5%	12.1%
Weighted average interest rate of debt securities	11.3%	11.8%
Weighted average spread over base rate of all floating rate debt investments	5.8%	6.3%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2024, two of our portfolio companies is on non-accrual. Our average annual gain/loss ratio is (0.07)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$464,880	10.7%	$442,688	12.3%
2	3,672,239	84.4	2,960,620	82.5
3	189,610	4.4	167,834	4.7
4	—	0.0	—	—
5	19,573	0.5	19,559	0.5
Total	$4,346,302	100.0%	$3,590,701	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,966,891	99.2%	$3,218,317	99.4%
Non-accrual	33,481	0.8	20,121	0.6
Total	$4,000,372	100.0%	$3,238,438	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity investment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, the fair market value of our investment in Amergin AssetCo was $17.6 million, of which $6.2 million is equity and $11.4 million is debt, and we had an unfunded equity commitment of $20.5 million. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the Order. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2024, the fair value of our equity investment in Fifth Season was $75.2 million. Our investment in Fifth Season is a co-

investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment to LSI Financing. As of June 30, 2024, the fair value of our investment in LSI Financing was $12.0 million. During the six months ended June 30, 2024, we increased our commitment by $12.0 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$123.2	$106.2	$236.6	$204.1
Less: Operating expenses	72.6	36.3	137.2	71.5
Net Investment Income (Loss) Before Taxes	50.6	69.9	99.4	132.6
Less: Income taxes (benefit), including excise taxes	0.3	0.2	0.7	1.4
Net Investment Income (Loss) After Taxes	$50.3	$69.7	$98.7	$131.2
Net change in unrealized gain (loss)	(9.8)	(0.1)	(0.9)	23.8
Net realized gain (loss)	(0.9)	(0.1)	(4.1)	(11.5)
Net Increase (Decrease) in Net Assets Resulting from Operations	$39.6	$69.5	$93.7	$143.5
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended June 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.
Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest income (excluding PIK interest income)	$104.3	$84.7	$200.4	$164.0
PIK interest income	11.3	12.4	20.8	24.9
Dividend income	6.6	6.9	12.7	11.9
Other income	1.0	2.2	2.7	3.3
Total investment income	$123.2	$106.2	$236.6	$204.1
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended June 30, 2024 and 2023
Investment income increased by $17.0 million to $123.2 million for the three months ended June 30, 2024 from $106.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.28 billion as of June 30, 2023, to $4.05 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Payment-in-kind interest and dividend income represented approximately 9.2% and 2.6%, respectively, of investment income for the three months ended June 30, 2024 and approximately 11.7% and 3.7%, respectively, of investment income for the three months ended June 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2024 and 2023
Investment income increased by $32.5 million to $236.6 million for the six months ended June 30, 2024 from $204.1 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.28 billion as of June 30, 2023, to $4.05 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Payment-in-kind interest and dividend income represented approximately 8.8% and 3.2%, respectively, of investment income for the six months ended June 30, 2024 and approximately 12.2% and 4.3%, respectively, of investment income for the six months ended June 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest expense	42.7	29.7	78.5	58.3
Management fee	15.5	4.5	27.3	8.9
Performance based incentive fees	10.7	—	17.8	—
Professional fees	1.6	1.3	3.2	2.6
Directors' fees	0.2	0.2	0.5	0.4
Listing advisory fees	—	—	6.0	—
Other general and administrative	1.9	0.6	3.9	1.3
Total operating expenses	$72.6	$36.3	$137.2	$71.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2024 and 2023
Total expenses increased by $36.1 million to $72.6 million for the three months ended June 30, 2024 from $36.3 million for the same period in prior year primarily due to an increase in management fees, incentive fees and interest expense of $11.0 million, $10.7 million and $13.0 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $2.28 billion from $1.72 billion period over period, as well as an increase in the average interest rate to 7.1% from 6.5% period over period. Management fees increased due to an increase in our investment portfolio, which at fair value, increased from $3.54 billion as of June 30, 2023 to $4.35 billion as of June 30, 2024, as well as the increased fee rates effective as of our listing date, January 25, 2024. Incentive fees were not incurred prior to the Exchange Listing. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2024 and 2023
Total expenses increased by $65.7 million to $137.2 million for the six months ended June 30, 2024 from $71.5 million for the same period in prior year due to an increase in management fees, incentive fees, interest expense and other expenses of $18.4 million, $17.8 million, $20.2 million and $9.3 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $2.10 billion from $1.72 billion period over period, as well as an increase in the average interest rate to 7.1% from 6.4% period over period. Management fees increased due to an increase in our investment portfolio, which at fair value, increased from $3.54 billion as of June 30, 2023 to $4.35 billion as of June 30, 2024, as well as the increased fee rates effective as of our listing date, January 25, 2024. Incentive fees were not incurred prior to the Exchange Listing and are pro-rated for the period ending June 30, 2024. The increase in other expenses was primarily driven by expenses associated with the Exchange Listing, including $6.0 million of listing advisory fees paid to external parties advising on our exchange listing, which are not anticipated to be recurring in nature. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of June 30, 2024, we have generated undistributed taxable earnings “spillover” of $0.43 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2024, we accrued U.S. federal excise tax of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, we accrued U.S federal excise tax of $0.2 million and $1.4 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(10.4)	$(0.2)	$(1.1)	$23.6
Net change in translation of assets and liabilities in foreign currencies	0.6	0.1	0.2	0.2
Income tax (provision) benefit	—	—	—	—
Net change in unrealized gain (loss)	$(9.8)	$(0.1)	$(0.9)	$23.8
For the three months ended June 30, 2024 and 2023
For the three months ended June 30, 2024, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of certain debt investments, partially offset by credit spreads tightening across broader markets and an increase in the fair value of certain equity investments. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 98.7%, as compared to 98.9% as of March 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Remaining Companies	$2.7
Fifth Season Investments LLC(1)	2.6
Packaging Coordinators Midco, Inc.	1.0
Rushmore Investment III LLC (dba Winland Foods)	1.0
CD&R Value Building Partners I, L.P. (dba Belron)	(0.8)
When I Work, Inc.	(0.9)
Associations, Inc.	(1.2)
Alera Group, Inc.	(1.4)
Walker Edison Furniture Company LLC	(2.6)
Cornerstone OnDemand, Inc.	(2.8)
Pluralsight, LLC	(8.0)
Total	$(10.4)
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Elliott Alto Co-Investor Aggregator L.P.	$(1.8)
CD&R Value Building Partners I, L.P. (dba Belron)	1.4
Cornerstone OnDemand, Inc.	(1.4)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	1.0
ConAir Holdings LLC	0.9
Sonny's Enterprises, LLC	(0.9)
Aruba Investments Holdings, LLC (dba Angus Chemical Company)	(0.7)
Ideal Image Development, LLC	(0.7)
Associations, Inc.	(0.6)
Packaging Coordinators Midco, Inc.	0.5
Remaining Companies	2.1
Total	$(0.2)
For the six months ended June 30, 2024 and 2023
For the six months ended June 30, 2024, the net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in the fair value of certain equity investments, credit spreads tightening across broader markets, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 98.7%, as compared to 98.6% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Remaining Companies	$7.5
Fifth Season Investments LLC(1)	4.6
Packaging Coordinators Midco, Inc.	1.7
Ideal Image Development, LLC	1.4
ConAir Holdings LLC	1.3
Rushmore Investment III LLC (dba Winland Foods)	1.2
When I Work, Inc.	(1.4)
Alera Group, Inc.	(1.4)
Cornerstone OnDemand, Inc.	(1.9)
Walker Edison Furniture Company LLC	(3.2)
Pluralsight, LLC	(10.9)
Total	$(1.1)
______________
(1)Portfolio company is a non-controlled, affiliated investment.

For the six months ended June 30, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 97.7% as of December 31, 2022. The primary drivers of our portfolio's unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt instrument.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the following:

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

Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$0.1	$0.0	$(3.3)	$(11.5)
Net realized gain (loss) on foreign currency transactions	(1.0)	(0.1)	(0.8)	0.0
Net realized gain (loss)	$(0.9)	$(0.1)	$(4.1)	$(11.5)
Realized Gross Internal Rate of Return
Since we began investing in 2020 through June 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.5% (based on total capital invested of $1.33 billion and total proceeds from these exited investments of $1.58 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2024, our asset coverage ratio was

176%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2024, taken together with our available debt capacity of $285.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2024, we had $120.3 million in cash. During the six months ended June 30, 2024, cash used in operating activities was $594.2 million, primarily as a result of funding portfolio investments of $1,256.4 million, partially offset by sales and repayments of $534.7 million and other operating activity of $127.5 million. Lastly, cash provided by financing activities was $573.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $676.3 million, partially offset by distributions paid of $103.2 million.
Equity
Exchange Listing, Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.
On January 25, 2024, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the “Exchange Listing”).
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
There were no sales of the Company’s common stock during the six months ended June 30, 2024 and 2023.
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
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of our common stock that was outstanding prior to the Exchange Listing was released from each of the First, Second and Third Lock-Up Periods. On May 29, 2024, the Board of Directors waived the transfer restrictions with respect to 19,491,245 shares of our common stock, effective June 5, 2024, and as a result, approximately half of each shareholder’s shares that would otherwise become freely tradeable upon expiration of the First Lock-Up Period became freely tradeable on June 5, 2024. Generally, all of our common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
Distributions
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2024:

	June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.35
January 12, 2024 (special dividend)	May 31, 2024	June 14, 2024	$0.06
January 12, 2024	March 29, 2024	April 15, 2024	$0.35
On January 12, 2024, the Board declared, in addition to the $0.06 special dividend paid on June 14, 2024, four special dividends of $0.06 per share, payable on or before September 13, 2024, December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of August 30, 2024, November 29, 2024, February 28, 2025 and May 30, 2025.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 12, 2024	May 31, 2024	June 14, 2024	39,272	(1)
January 12, 2024	March 29, 2024	April 15, 2024	225,003
November 7, 2023	December 29, 2023	January 31, 2024	313,887
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the six months ended June 30, 2024, the Company did not repurchase issued and outstanding shares.
Debt
Aggregate Borrowings

Debt obligations consisted of the following as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$600,000	$487,715	$112,285	$480,099
SPV Asset Facility I	$525,000	$375,000	$150,000	$368,994
SPV Asset Facility II	$350,000	$350,000	$—	$348,646
SPV Asset Facility III	$300,000	$170,000	$22,975	$167,592
CLO XIV	$260,000	$260,000	$—	$258,180
2027 Notes	$325,000	$325,000	$—	$322,697
July 2025 Notes	$142,000	$142,000	$—	$141,422
July 2027 Notes	$250,000	$250,000	$—	$247,800
Series 2023A Notes	$100,000	$100,000	$—	$99,078
Total Debt	$2,852,000	$2,459,715	$285,260	$2,434,508
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO XIV, 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes are presented net of deferred financing costs of $7.6 million, $6.0 million, $1.4 million, $2.4 million, $1.8 million, $2.3 million, $0.6 million, $2.2 million and $0.9 million respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$40,833	$28,343	$74,991	$55,536
Amortization of debt issuance costs	1,874	1,370	3,494	2,716
Total Interest Expense	$42,707	$29,713	$78,485	$58,252
Average interest rate	7.1%	6.5%	7.1%	6.4%
Average daily borrowings	$2,282,234	$1,720,225	$2,101,881	$1,716,177

Senior Securities
The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
June 30, 2024 (Unaudited)	$487.7	$1,758	—	N/A
December 31, 2023	$118.1	$2,059	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
June 30, 2024 (Unaudited)	$375.0	$1,758	—	N/A
December 31, 2023	$265.0	$2,059	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
June 30, 2024 (Unaudited)	$350.0	$1,758	—	N/A
December 31, 2023	$320.0	$2,059	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
SPV Asset Facility III
June 30, 2024 (Unaudited)	$170.0	$1,758	—	N/A
CLO XIV
June 30, 2024 (Unaudited)	$260.0	$1,758	—	N/A
December 31, 2023	$260.0	$2,059	—	N/A
2027 Notes
June 30, 2024 (Unaudited)	$325.0	$1,758	—	N/A
December 31, 2023	$325.0	$2,059	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
June 30, 2024 (Unaudited)	$142.0	$1,758	—	N/A
December 31, 2023	$142.0	$2,059	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
June 30, 2024 (Unaudited)	$250.0	$1,758	—	N/A
December 31, 2023	$250.0	$2,059	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
June 30, 2024 (Unaudited)	$100.0	$1,758	—	N/A
December 31, 2023	$100.0	$2,059	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in 2021.
(6)Facility was terminated in 2022.
Description of Facilities
Credit Facilities
Revolving Credit Facility
On December 14, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of September 10, 2021. The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. On December 21, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence on the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
SPV Asset Facility I
On July 29, 2021 (the “SPV Asset Facility I Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and newly formed subsidiary entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with ORCC III Financing, as borrower, us, as equityholder, the Adviser, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility I amended through June 28, 2024 (the “SPV Asset Facility I Fifth Amendment Date”).
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
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility I Closing Date to the Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain limitations on the activities of ORCC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC III Financing and on any payments received by ORCC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility I will not be available to pay our debts.
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
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-

month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XIV Indenture) in October, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$10,000	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	10,480	887
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	89,143	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	8,363	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	928	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	120	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,820	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	181	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	321	533
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2,700	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,292	2,292
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	711	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	141	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	367	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured delayed draw term loan	7,380	3
Associations, Inc.	First lien senior secured revolving loan	5,913	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	7,723

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	81	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	67	99
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	962	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	3,556	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	3,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	312	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,036	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	94	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	4,459	4,459
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	2,096	4,165
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	4,245	4,245
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	3,461	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577

Portfolio Company	Investment	June 30, 2024	December 31, 2023
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	2,840	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	2,840	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—
DuraServ LLC	First lien senior secured delayed draw term loan	8,690	—
DuraServ LLC	First lien senior secured revolving loan	4,345	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	1,227	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	767	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	5,538	—
Finastra USA, Inc.	First lien senior secured revolving loan	1,114	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,645	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,519	2,991
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	256	726
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	190	463
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	434	448
Galls, LLC	First lien senior secured delayed draw term loan	8,125	—
Galls, LLC	First lien senior secured revolving loan	3,088	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,972	3,972
Gehl Foods, LLC	First lien senior secured delayed draw term loan	1,694	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	1,446	—
Granicus, Inc.	First lien senior secured revolving loan	1,349	939

Portfolio Company	Investment	June 30, 2024	December 31, 2023
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	937	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	214	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	439
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	7,219	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	322	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	1,110	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	397	397
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	317	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	376	218
Kaseya Inc.	First lien senior secured delayed draw term loan	432	456
Kaseya Inc.	First lien senior secured revolving loan	365	365
KBP Brands, LLC	First lien senior secured delayed draw term loan	154	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	263	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,256	1,172

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Lignetics Investment Corp.	First lien senior secured revolving loan	382	1,275
Litera Bidco LLC	First lien senior secured delayed draw term loan	1,405	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	740	—
Litera Bidco LLC	First lien senior secured revolving loan	421	—
LSI Financing 1 DAC	Series 6 Notes	12,029	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	4,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	3,052	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,657	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	516	387
Medline Borrower, LP	First lien senior secured revolving loan	1,847	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,744	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,008	471
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	4,835	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	585	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	109	390
Natural Partners, LLC	First lien senior secured revolving loan	102	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,124	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,769	—

Portfolio Company	Investment	June 30, 2024	December 31, 2023
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	812	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	5,399
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	3,745	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	979	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,175	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	862	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding Corp.	First lien senior secured revolving loan	1,776	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	8,539	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,758	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,381	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Quva Pharma, Inc.	First lien senior secured revolving loan	520	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	3,082	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,699	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	370	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	81	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,021	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	232	356
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	8,521	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,722	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	783	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	268	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	3,260	3,508
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	559	294
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—

Portfolio Company	Investment	June 30, 2024	December 31, 2023
The Shade Store, LLC	First lien senior secured revolving loan	4,204	2,127
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	582	1,255
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,405	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	400	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	7,190	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	708	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$541,088	$262,051
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
We had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2024 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	487.7	—	—	487.7	—
SPV Asset Facility I	375.0	—	—	375.0	—
SPV Asset Facility II	350.0	—	350.0	—	—
SPV Asset Facility III	170.0	—	—	170.0	—
CLO XIV	260.0	—	—	—	260.0
2027 Notes	325.0	—	325.0	—	—
July 2025 Notes	142.0	—	142.0	—	—
July 2027 Notes	250.0	—	—	250.0	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$2,459.7	$—	$817.0	$1,382.7	$260.0
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
Recent Developments
Distributions Declared
On August 6, 2024, the Board declared a second quarter 2024 regular dividend of $0.35 per share, payable on or before October 15, 2024 to shareholders of record as of September 30, 2024.
Merger Agreement with Blue Owl Capital Corporation
On August 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser and the Blue Owl Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDC (“OCA”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, and we will continue as the surviving company and as a wholly-owned subsidiary of OBDC (the “Initial Merger”), and, immediately thereafter, we will merge with and into OBDC, with OBDC continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of our common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by OBDC or any of its consolidated subsidiaries, will be converted into the right to receive a number of OBDC’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of OBDC’s common stock (the “OBDC Per Share

NAV”) and our adjusted net asset value per share (the “OBDE Per Share NAV”) and (ii) the closing price per share of OBDC’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).
The Exchange Ratio will be calculated as follows:
(i) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDE Per Share NAV and the OBDC Per Share NAV;
(ii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.50%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) 1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) 1.00 and (B) the OBDC Common Stock Price; or
(iii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OBDC’s and the Company’s shareholders, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for OBDC’s common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the parties, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, we and OBDC intend to declare and pay ordinary course quarterly dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of our board of directors, we will declare a dividend to our shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with our listing in January 2024.
If the Mergers close prior to January 25, 2025, any lock-ups remaining on shares of our common stock as of the closing will be waived.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K, dated August 7, 2024, and the terms of which are incorporated herein by reference. In connection with the Mergers, we and OBDC plan to file with the SEC and mail to our respective shareholders a joint proxy statement/prospectus (the “Joint Proxy Statement”) and OBDC plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Joint Proxy Statement and a prospectus of OBDC.
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
As of June 30, 2024, 97.5% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, and CLO XIV bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$118,334	$49,281	$69,053
Up 200 basis points	$78,889	$32,854	$46,035
Up 100 basis points	$39,445	$16,427	$23,018
Down 100 basis points	$(39,445)	$(16,427)	$(23,018)
Down 200 basis points	$(78,889)	$(32,854)	$(46,035)
Down 300 basis points	$(118,334)	$(49,281)	$(69,053)
________________
(1)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Because the market price of OBDC’s common stock will fluctuate, our common shareholders cannot be sure of the market value of the Merger Consideration they will receive until the closing of the Mergers.
At the effective time of the Mergers, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by OBDC or any of its consolidated subsidiaries), will be converted into the right to receive a number of shares of OBDC’s common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.
The market value of the shares of OBDC’s common stock to be received by our common shareholders (together with cash to be received by our common shareholders in lieu of fractional shares, the “Merger Consideration”) may vary from the closing price of OBDC’s common stock on the date the Mergers were announced, on the date of the filing of this Quarterly Report on Form 10-Q, on the date that OBDC and our joint proxy statement/prospectus is mailed to shareholders, on the date of our special meeting of shareholders or the date of OBDC’s special meeting of shareholders and on the date the Mergers are completed and thereafter. Any change in the market price of OBDC’s common stock prior to completion of the Mergers will affect the market value of the Merger Consideration that our shareholders will receive upon completion of the Mergers.
Accordingly, at the time of our special meeting of shareholders, our shareholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Mergers.
The market price and liquidity of the market for OBDC’s common stock may be significantly affected by numerous factors, some of which are beyond OBDC’s control and may not be directly related to OBDC’s operating performance.
These factors include, but are not limited to:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in OBDC’s sector, which are not necessarily related to the operating performance of the companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;
•loss of OBDC’s qualification as a RIC or BDC;
•changes in market interest rates and decline in the prices of debt;
•changes in earnings or variations in operating results;
•changes in the value of OBDC’s portfolio investments;
•changes in accounting guidelines governing valuation of OBDC’s investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•departure of the Adviser’s or any of its affiliates’ key personnel;
•operating performance of companies comparable to OBDC;
•general economic trends and other external factors; and
•loss of a major funding source.
Sales of shares of OBDC’s common stock after the completion of the Mergers may cause the market price of OBDC’s common stock to decline.
At the effective time of the Mergers, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by OBDC or any of OBDC’s consolidated subsidiaries), will be converted into the right to receive a number of shares of OBDC common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.
Our shareholders may decide not to hold the shares of our common stock that they will receive pursuant to the Merger Agreement. Depending on the closing date for the Mergers, a portion of our common stock outstanding prior to the Mergers may be subject to transfer restrictions (or “lock-ups”) that will be waived immediately prior to the closing. Certain of our shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive pursuant to the Merger Agreement. In addition, OBDC shareholders may decide not to hold their shares of OBDC common stock after completion of the Mergers. In each case, such sales of OBDC common stock could have the effect of depressing the market price for OBDC’s common stock and may take place soon after the completion of the Mergers.
Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies.
Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current NAV per share of our common stock and OBDC’s common stock, we and OBDC may issue additional shares of our common stock and OBDC common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current shareholders or to be held by OBDC shareholders, as applicable.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OBDC’s investment portfolio and the integration of our business with OBDC’s business. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OBDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
OBDC also expects to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume OBDC will be able to combine our operations and its operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if OBDC is not able to combine our investment portfolio or business with its operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in our or OBDC’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain of our or OBDC’s agreements or contracts of our respective affiliates, which may include agreements governing our indebtedness or the indebtedness of OBDC, will or may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and OBDC’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing OBDC from operating a material part of our business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and OBDC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.
The opinion delivered to our Board and the OBDE Special Committee from its financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.
The opinion of the financial advisor to the Special Committee of the Company’s Board (the “OBDE Special Committee”) was delivered to the OBDE Special Committee and our Board on, and was dated, August 6, 2024. Changes in our or OBDC’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or OBDC may significantly alter our or OBDC’s respective value or the respective price of shares of our common stock or OBDC’s common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.
The announcement and pendency of the Mergers could adversely affect both our and OBDC’s business, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both our and OBDC’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and OBDC have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and OBDC’s future revenues and results of operations.
We and OBDC are also subject to restrictions on the conduct of each of our and OBDC’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring OBDC and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OBDC’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OBDC’s respective assets, amend each of our and OBDC’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent OBDC or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and
•the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $179.8 million payable by third parties to OBDC under certain circumstances. Such provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our and OBDC’s respective shareholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our shareholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our shareholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that OBDC’s shareholders approve the issuance of shares of OBDC’s common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If OBDC’s shareholders do not approve the issuance of shares of OBDC’s common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OBDC’s shareholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers.
These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
Litigation filed against us and OBDC in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, we and OBDC may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.
We and OBDC may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting shareholder approval.
Certain conditions to our and OBDC’s obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and OBDC. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further shareholder approval. The conditions in the Merger Agreement requiring the approval of our shareholders and OBDC shareholders, however, cannot be waived.

The market price of OBDC’s common stock after the Mergers may be affected by factors different from those affecting OBDC’s common stock currently.
Our business and OBDC’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of OBDC’s common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and OBDC and the market prices of OBDC’s common stock. These factors include a larger shareholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.
Our shareholders and OBDC shareholders do not have appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, holders of shares of OBDC common stock and our shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Mergers.
The Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.
We and OBDC intend that the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a customary legal opinion to that effect. However, if the IRS or a court determines that the Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of our common stock for OBDC common stock in the Mergers.
The combined company may incur adverse tax consequences if either us or OBDC have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.
Each of us and OBDC have operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to OBDC) following the Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OBDC have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or OBDC have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the Mergers as a tax-free reorganization could be impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the second quarter 2024, pursuant to our dividend reinvestment plan, we purchased 39,272 shares of our common stock in the open market, at a price of $15.08 per share, for distribution to stockholders of record as of May 31, 2024, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividend for the special second quarter dividend.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*
Credit Agreement, dated March 20, 2024, among OBDC III Financing III LLC, as Borrower, the Lenders parties thereto, Bank of America, N.A., as Administrative Agent, Blue Owl Diversified Credit Advisors LLC, as Servicer, State Street Bank and Trust Company, as Collateral Agent and Collateral Custodian.

10.2
Amendment No. 5 to Loan and Servicing Agreement, dated as of June 28, 2024, by and among ORCC Financing III LLC, as Borrower, Blue Owl Capital Corporation III, as Equityholder, Blue Owl Diversified Credit Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 2, 2024).

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

Blue Owl Capital Corporation III

Date: August 7, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Capital Corporation III

Date: August 7, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer