Form 10-Q
period 2024-09-30
Blue Owl Capital Corp III
filed 2024-11-06
CIK 1807427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 6, 2024 the registrant had 123,356,823 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation III
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,099,669 and $3,479,371, respectively)	$4,122,000	$3,498,800
Non-controlled, affiliated investments (amortized cost of $127,653 and $97,482, respectively)	121,608	91,901
Controlled, affiliated investments (amortized cost of $5,473 and $—, respectively)	5,467	—
Total investments at fair value (amortized cost of $4,232,795 and $3,576,853, respectively)	4,249,075	3,590,701
Cash	151,341	141,448
Interest receivable	37,585	25,147
Receivable for investments sold	22,288	—
Prepaid expenses and other assets	4,045	3,801
Total Assets	$4,464,334	$3,761,097
Liabilities
Debt (net of unamortized debt issuance costs of $23,428 and $25,623, respectively)	$2,444,152	$1,754,496
Distribution payable	43,175	60,779
Management fee payable	15,813	4,517
Incentive fee payable	10,711	—
Payables to affiliates	5,398	896
Payable for investments purchased	4,908	—
Accrued expenses and other liabilities	29,432	29,297
Total Liabilities	2,553,589	1,849,985
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 123,356,823 and 122,817,625 shares issued and outstanding, respectively	1,234	1,228
Additional paid-in-capital	1,837,067	1,829,029
Accumulated undistributed (overdistributed) earnings	72,444	80,855
Total Net Assets	1,910,745	1,911,112
Total Liabilities and Net Assets	$4,464,334	$3,761,097
Net Asset Value Per Share	$15.49	$15.56
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$110,102	$89,904	$309,664	$253,929
PIK interest income	10,749	10,249	31,568	35,121
Dividend income	4,321	4,937	14,352	16,311
Other income	1,683	1,545	4,379	4,850
Total investment income from non-controlled, non-affiliated investments	126,855	106,635	359,963	310,211
Investment income from non-controlled, affiliated investments:
Interest income (excluding PIK interest income)	353	—	1,142	—
PIK interest income	60	129	89	129
Dividend income	1,774	444	4,463	939
Other income	—	8	5	8
Total investment income from non-controlled, affiliated investments	2,187	581	5,699	1,076
Total Investment Income	129,042	107,216	365,662	311,287
Expenses
Interest expense	48,490	31,104	126,975	89,356
Management fee	15,813	4,490	43,155	13,346
Performance based incentive fees	10,710	—	28,537	—
Professional fees	2,463	1,186	5,657	3,761
Directors' fees	228	289	683	682
Listing advisory fee	—	—	6,040	—
Other general and administrative	1,579	838	5,486	2,209
Total Expenses	79,283	37,907	216,533	109,354
Net Investment Income (Loss) Before Taxes	49,759	69,309	149,129	201,933
Income tax expense (benefit), including excise tax expense (benefit)	(734)	226	(20)	1,619
Net Investment Income (Loss) After Taxes	$50,493	$69,083	$149,149	$200,314
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$2,170	$6,057	$(646)	$30,028
Non-controlled, affiliated investments	(2,153)	(1,672)	(464)	(2,048)
Controlled, affiliated investments	(6)	—	(6)	—
Translation of assets and liabilities in foreign currencies	284	(168)	552	(1)
Income tax (provision) benefit	(154)	1	(153)	—
Total Net Change in Unrealized Gain (Loss)	141	4,218	(717)	27,979
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(8,401)	$216	$(11,653)	$(11,249)
Foreign currency transactions	(72)	(24)	(942)	(45)
Total Net Realized Gain (Loss)	(8,473)	192	(12,595)	(11,294)
Total Net Realized and Change in Unrealized Gain (Loss)	(8,332)	4,410	(13,312)	16,685
Net Increase (Decrease) in Net Assets Resulting from Operations	$42,161	$73,493	$135,837	$216,999
Earnings (Loss) Per Share - Basic and Diluted	$0.34	$0.60	$1.10	$1.78
Weighted Average Shares Outstanding - Basic and Diluted	123,356,823	122,405,716	123,236,215	121,831,273

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(6)	First lien senior secured loan	SR +	5.75%	02/2030	$18,990	$18,554	$18,800	1.0%
Broadcast Music, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(77)	(35)	—%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)	First lien senior secured loan	SR +	5.00%	12/2028	19,290	19,290	19,290	1.0%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(15)	First lien senior secured revolving loan	SR +	5.00%	12/2027	846	846	846	—%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2030	86,707	85,579	86,707	4.5%
Global Music Rights, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(78)	—	—%
Monotype Imaging Holdings Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2031	36,220	35,965	36,039	1.9%
Monotype Imaging Holdings Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(10)	—	—%
Monotype Imaging Holdings Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(31)	(23)	—%
						160,038	161,624	8.4%
Aerospace and defense
Peraton Corp.(7)(19)	Second lien senior secured loan	SR +	7.75%	02/2029	14,494	14,353	13,571	0.7%
						14,353	13,571	0.7%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(10)(18)	Unsecured facility	SA +	7.00% PIK	09/2027	£4,980	6,417	6,679	0.3%
Hg Genesis 9 Sumoco Limited(11)(18)	Unsecured facility	E +	7.00% PIK	03/2027	€1,142	1,252	1,275	0.1%
Hg Saturn LuchaCo Limited(10)(18)	Unsecured facility	SA +	7.50% PIK	03/2026	£8,161	10,414	10,947	0.6%
						18,083	18,901	1.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Automotive services
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	5.75%	07/2028	47,633	46,966	47,514	2.5%
Spotless Brands, LLC(6)(15)	First lien senior secured revolving loan	SR +	5.75%	07/2028	783	766	780	—%
						47,732	48,294	2.5%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50%	07/2028	95,221	95,130	95,222	4.9%
Associations, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2028	—	(7)	—	—%
Associations, Inc.(15)(16)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(5)	—	—%
Associations Finance, Inc.(24)	Unsecured notes		14.25% PIK	05/2030	36,974	36,714	36,974	1.9%
RealPage, Inc.(6)(19)	Second lien senior secured loan	SR +	6.50%	04/2029	6,500	6,436	6,226	0.2%
						138,268	138,422	7.0%
Business services
Aurelia Netherlands Midco 2 B.V.(12)(18)	First lien senior secured EUR term loan	E +	5.75%	05/2031	€13,943	14,612	15,444	0.8%
Denali Buyerco, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	70,644	70,198	70,644	3.7%
Denali Buyerco, LLC (dba Summit Companies)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(30)	—	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,509	45,915	46,043	2.4%
DuraServ LLC(6)	First lien senior secured loan	SR +	4.75%	06/2031	23,464	23,351	23,347	1.2%
DuraServ LLC(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	603	579	578	—%
DuraServ LLC(15)(16)	First lien senior secured revolving loan	SR +	4.75%	06/2030	—	(21)	(22)	—%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	3,310	3,220	3,310	0.2%
Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	990	963	990	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	428	415	428	—%
Fullsteam Operations, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(12)	(5)	—%
Fullsteam Operations, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	7.00%	02/2026	—	(3)	(1)	—%
Fullsteam Operations, LLC(15)(16)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(4)	—	—%
Gainsight, Inc.(7)	First lien senior secured loan	SR +	6.75% PIK	07/2027	6,788	6,740	6,788	0.4%
Gainsight, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.75% PIK	07/2027	487	480	487	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	35,700	35,700	35,700	1.9%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,741	2,728	2,741	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2026	—	(24)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(24)	Unsecured notes		0.48% PIK	12/2029	1,065	1,065	1,302	—%
Kaseya Inc.(7)	First lien senior secured loan	SR +	5.50%	06/2029	8,209	8,090	8,209	0.4%
Kaseya Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	95	91	95	—%
Kaseya Inc.(6)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2029	123	116	123	—%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.50%	10/2028	38,811	38,309	35,609	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	28	8	(113)	—%
Pye-Barker Fire & Safety, LLC(7)	First lien senior secured loan	SR +	4.50%	05/2031	20,029	19,932	19,929	1.0%
Pye-Barker Fire & Safety, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	1,103	1,055	1,052	0.1%
Pye-Barker Fire & Safety, LLC(7)(15)	First lien senior secured revolving loan	SR +	4.50%	05/2030	483	465	464	—%
						273,938	273,142	14.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	6,500	6,441	6,159	0.3%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	SR +	4.75%	06/2031	16,986	16,821	16,816	0.8%
DCG ACQUISITION CORP. (dba DuBois Chemical)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(14)	(14)	—%
DCG ACQUISITION CORP. (dba DuBois Chemical)(15)(16)	First lien senior secured revolving loan	SR +	4.75%	06/2031	—	(27)	(28)	—%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	5.25%	03/2027	62,666	62,515	62,666	3.3%
Gaylord Chemical Company, L.L.C.(7)(15)	First lien senior secured revolving loan	SR +	5.25%	03/2026	3,337	3,328	3,337	0.2%
Rocket BidCo, Inc. (dba Recochem)(7)(18)	First lien senior secured loan	SR +	5.75%	11/2030	62,000	60,800	61,070	3.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	5,933	5,867	5,933	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	04/2026	—	(3)	—	—%
						155,728	155,939	8.1%
Consumer products
Conair Holdings LLC(6)(19)	First lien senior secured loan	SR +	3.75%	05/2028	12,571	12,474	11,477	0.5%
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	31,280	30,937	29,247	1.4%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	7,644	7,549	7,644	0.4%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	64,313	63,814	64,313	3.3%
Lignetics Investment Corp.(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2026	7,265	7,225	7,265	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	737	727	713	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(15)	First lien senior secured revolving loan	SR +	5.25%	03/2029	25	24	22	—%
						122,750	120,681	6.0%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(6)	First lien senior secured loan	SR +	6.00%	12/2026	3,176	3,128	3,152	0.2%
Arctic Holdco, LLC (dba Novvia Group)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	1,713	1,680	1,696	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	5.75%	09/2028	63,525	62,990	63,525	3.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	09/2027	1,702	1,676	1,702	0.1%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	31,009	30,607	30,622	1.6%
Fortis Solutions Group, LLC(7)(15)	First lien senior secured revolving loan	SR +	5.50%	10/2027	840	808	800	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	881	875	881	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	05/2028	—	(1)	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	5.25%	05/2028	3,488	3,463	3,462	0.2%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	07/2026	—	(13)	(13)	—%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	1.6%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.1%
						137,713	138,327	7.2%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	850	842	829	—%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	49,732	49,292	49,732	2.6%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	3,921	3,863	3,921	0.2%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Endries Acquisition, Inc.(6)	First lien senior secured loan	SR +	5.25%	12/2028	18,472	18,351	18,333	1.0%
Endries Acquisition, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2028	3,879	3,855	3,850	0.2%
Endries Acquisition, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(11)	(13)	—%
						76,192	76,652	4.0%
Education
Pluralsight, LLC(7)	First lien senior secured loan	SR +	4.50% (1.50% PIK)	08/2029	3,929	3,929	3,929	0.2%
Pluralsight, LLC(7)	First lien senior secured loan	SR +	7.50% PIK	08/2029	3,929	3,929	3,929	0.2%
Pluralsight, LLC(15)(17)	First lien senior secured delayed draw term loan	SR +	4.50%	08/2029	—	—	—	—%
Pluralsight, LLC(15)	First lien senior secured revolving loan	SR +	4.50%	08/2029	—	—	—	—%
						7,858	7,858	0.4%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2029	17,969	17,806	17,880	0.9%
Dresser Utility Solutions, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(20)	(11)	—%
						17,786	17,869	0.9%
Financial services
Baker Tilly Advisory Group, L.P.(6)	First lien senior secured loan	SR +	5.00%	06/2031	18,546	18,283	18,268	1.0%
Baker Tilly Advisory Group, L.P.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(25)	(21)	—%
Baker Tilly Advisory Group, L.P.(15)(16)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(55)	(59)	—%
Blackhawk Network Holdings, Inc.(6)(19)	First lien senior secured loan	SR +	5.00%	03/2029	14,963	14,680	15,018	0.8%
Cresset Capital Management, LLC(6)	First lien senior secured loan	SR +	5.00%	06/2030	7,816	7,741	7,738	0.4%
Cresset Capital Management, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.00%	06/2029	—	(10)	(11)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Deerfield Dakota Holdings(7)(19)	Second lien senior secured loan	SR +	6.75%	04/2028	8,000	8,009	7,800	0.4%
Finastra USA, Inc.(7)(18)	First lien senior secured loan	SR +	7.25%	09/2029	11,954	11,834	11,954	0.6%
Finastra USA, Inc.(7)(15)(18)	First lien senior secured revolving loan	SR +	7.25%	09/2029	577	565	577	—%
KRIV Acquisition Inc. (dba Riveron)(6)	First lien senior secured loan	SR +	6.25%	07/2029	1,503	1,465	1,503	0.1%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	07/2029	225	219	225	—%
KRIV Acquisition Inc. (dba Riveron)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(6)	—	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)	First lien senior secured loan	SR +	5.00%	06/2030	47,152	46,701	46,680	2.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2030	7,859	7,745	7,741	0.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(37)	(39)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(45)	(48)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.00%	09/2028	12,210	12,160	12,209	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	09/2028	—	(2)	—	—%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	762	757	762	—%
Smarsh Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	95	94	95	—%
Smarsh Inc.(15)	First lien senior secured revolving loan	SR +	5.75%	02/2029	—	—	—	—%
						130,073	130,392	6.8%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,964	6,000	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	SR +	6.00%	10/2030	8,465	8,274	8,465	0.4%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Blast Bidco Inc. (dba Bazooka Candy Brands)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(21)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(7)	First lien senior secured loan	SR +	5.50%	05/2029	34,605	34,388	34,484	1.8%
BP Veraison Buyer, LLC (dba Sun World)(6)	First lien senior secured loan	SR +	5.50%	05/2029	12,486	12,365	12,443	0.7%
BP Veraison Buyer, LLC (dba Sun World)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	05/2029	—	(71)	(33)	—%
Eagle Family Foods Group LLC(7)	First lien senior secured loan	SR +	5.00%	08/2030	1,018	1,008	1,012	0.1%
Eagle Family Foods Group LLC(7)(15)	First lien senior secured revolving loan	SR +	5.00%	08/2030	15	14	15	—%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(15)	First lien senior secured revolving loan	SR +	4.50%	02/2029	129	17	127	—%
Gehl Foods, LLC(8)	First lien senior secured loan	SR +	6.25%	06/2030	22,016	21,803	21,796	1.1%
Gehl Foods, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(8)	(8)	—%
Hissho Parent, LLC(7)	First lien senior secured loan	SR +	5.00%	05/2029	5,599	5,570	5,599	0.2%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027	28,488	28,204	28,061	1.5%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	6.00% (0.50% PIK)	05/2027	1,090	1,081	1,076	—%
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	SR +	6.25%	10/2030	79,817	78,681	79,817	4.2%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)	First lien senior secured loan	SR +	7.50% (3.75% PIK)	09/2026	11,105	11,047	10,994	0.6%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	09/2026	—	(2)	(7)	—%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)	First lien senior secured revolving loan	SR +	7.50% (3.75% PIK)	09/2026	46	46	46	—%
Ultimate Baked Goods Midco, LLC(7)	First lien senior secured loan	SR +	6.25%	08/2027	16,046	15,826	16,046	0.8%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Ultimate Baked Goods Midco, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.25%	08/2027	700	676	700	—%
						224,862	226,633	11.7%
Healthcare equipment and services
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030	2,507	2,441	2,507	0.1%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€1,560	1,609	1,741	0.1%
Bamboo US BidCo LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025	186	178	186	—%
Bamboo US BidCo LLC(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(13)	—	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	835	823	826	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	2,933	2,862	2,903	0.2%
Nelipak Holding Company(7)	First lien senior secured loan	SR +	5.50%	03/2031	6,279	6,199	6,184	0.3%
Nelipak Holding Company(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027	—	(17)	(18)	—%
Nelipak Holding Company(6)(15)	First lien senior secured revolving loan	SR +	5.50%	03/2031	689	664	662	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€11,497	12,273	12,639	0.7%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(15)(16)(17)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(33)	(37)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(15)(16)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€—	(12)	(14)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(18)	First lien senior secured loan	SR +	5.25%	01/2028	33,680	33,380	33,680	1.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(15)(16)(18)	First lien senior secured revolving loan	SR +	5.25%	01/2028	—	(15)	—	—%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	756	746	756	—%
						61,085	62,015	3.2%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	SR +	5.25%	10/2030	5,047	4,978	5,022	0.3%
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2030	926	913	921	—%
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	SR +	6.50%	06/2029	3,646	3,584	3,646	0.2%
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	SR +	5.25%	06/2029	2,830	2,810	2,809	0.1%
Belmont Buyer, Inc. (dba Valenz)(8)	First lien senior secured delayed draw term loan	SR +	6.50%	06/2029	865	849	865	—%
Belmont Buyer, Inc. (dba Valenz)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	—	(3)	(3)	—%
Belmont Buyer, Inc. (dba Valenz)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(7)	—	—%
Confluent Health, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2028	4,975	4,842	4,938	0.3%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	25,000	24,569	23,875	1.2%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	2,483	2,483	2,483	0.1%
Engage Debtco Limited(7)(18)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	07/2029	1,026	1,007	1,000	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	SR +	9.75% PIK	09/2028	34,814	34,461	34,640	1.8%
Maple Acquisition, LLC (dba Medicus)(7)	First lien senior secured loan	SR +	5.25%	05/2031	21,701	21,544	21,593	1.1%
Maple Acquisition, LLC (dba Medicus)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(15)	(10)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Maple Acquisition, LLC (dba Medicus)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	05/2030	—	(22)	(15)	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)	First lien senior secured loan	SR +	8.00% (3.00% PIK)	04/2026	18,214	18,131	15,210	0.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	8.00% (3.00% PIK)	04/2026	390	368	241	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(15)	First lien senior secured revolving loan	SR +	7.00%	04/2026	1,257	1,248	999	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	SR +	6.25%	12/2029	12,270	12,051	12,209	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(7)(15)	First lien senior secured revolving loan	SR +	6.25%	12/2029	209	181	201	—%
Natural Partners, LLC(7)(18)	First lien senior secured loan	SR +	4.50%	11/2027	2,270	2,242	2,259	0.1%
Natural Partners, LLC(15)(16)(18)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(2)	(1)	—%
OB Hospitalist Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	09/2027	58,804	58,049	58,510	3.1%
OB Hospitalist Group, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(68)	(34)	—%
Pacific BidCo Inc.(8)(18)	First lien senior secured loan	SR +	6.00% (2.05% PIK)	08/2029	10,673	10,475	10,593	0.6%
Pacific BidCo Inc.(8)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	08/2029	1,145	1,122	1,137	0.1%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	25,280	25,049	24,774	1.3%
PetVet Care Centers, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(15)	(33)	—%
PetVet Care Centers, LLC(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(31)	(70)	—%
Phantom Purchaser, Inc.(7)	First lien senior secured loan	SR +	5.00%	09/2031	13,299	13,166	13,166	0.7%
Phantom Purchaser, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.00%	09/2031	—	(17)	(17)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	667	657	659	—%
Plasma Buyer LLC (dba Pathgroup)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	09/2025	15	15	15	—%
Plasma Buyer LLC (dba Pathgroup)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	05/2028	42	41	41	—%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	27,916	27,484	27,916	1.5%
PPV Intermediate Holdings, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	1,076	1,064	1,076	0.1%
PPV Intermediate Holdings, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(28)	—	—%
Premise Health Holding Corp.(8)	First lien senior secured loan	SR +	5.50%	03/2031	15,247	15,032	15,133	0.9%
Premise Health Holding Corp.(15)(16)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(24)	(13)	—%
Quva Pharma, Inc.(7)	First lien senior secured loan	SR +	5.50%	04/2028	15,393	15,118	15,355	0.8%
Quva Pharma, Inc.(7)(15)	First lien senior secured revolving loan	SR +	5.50%	04/2026	615	604	612	—%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(19)	First lien senior secured loan	SR +	3.75%	07/2031	10,000	9,590	10,000	0.5%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(15)	First lien senior secured revolving loan	SR +	3.75%	06/2031	167	119	167	—%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	13,115	13,063	13,079	0.7%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(4)	—	—%
Tivity Health, Inc.(6)	First lien senior secured loan	SR +	5.00%	06/2029	495	495	495	—%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	895	890	895	—%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	14,901	14,799	14,901	0.8%
Unified Women's Healthcare, LP(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	2,526	2,492	2,526	0.1%
Vermont Aus Pty Ltd(13)(18)	First lien senior secured AUD term loan	BB +	5.75%	03/2028	A$1,416	959	978	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

XRL 1 LLC (dba XOMA)(24)	First lien senior secured loan		9.88%	12/2038	6,155	6,046	6,063	0.3%
XRL 1 LLC (dba XOMA)(15)(16)(17)(24)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(7)	(8)	—%
						352,347	350,798	18.4%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	52,817	52,280	52,157	2.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	2,747	2,714	2,713	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	2,107	1,990	2,055	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	08/2026	3,011	2,974	2,940	0.2%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)	First lien senior secured loan	SR +	5.00%	08/2031	44,636	44,382	44,379	2.3%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2026	—	—	—	—%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	08/2031	—	(22)	(22)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	6.00%	10/2028	20,449	20,183	20,091	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(17)	(29)	—%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	5,094	4,988	5,017	0.3%
Indikami Bidco, LLC (dba IntegriChain)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(5)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(15)	First lien senior secured revolving loan	SR +	6.00%	06/2030	181	171	173	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Intelerad Medical Systems Incorporated(7)(18)	First lien senior secured loan	SR +	6.50%	08/2026	43,832	43,583	42,735	2.2%
Intelerad Medical Systems Incorporated(7)(18)	First lien senior secured revolving loan	SR +	6.50%	08/2026	3,040	3,028	2,964	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(6)	First lien senior secured loan	SR +	6.25%	03/2028	4,847	4,832	4,774	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2026	—	—	(5)	—%
Interoperability Bidco, Inc. (dba Lyniate)(7)(15)	First lien senior secured revolving loan	SR +	6.25%	03/2028	117	117	112	—%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	58,578	57,679	57,846	3.0%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	35,412	34,985	35,058	1.9%
RL Datix Holdings (USA), Inc.(7)	First lien senior secured loan	SR +	5.50%	04/2031	13,666	13,536	13,529	0.8%
RL Datix Holdings (USA), Inc.(10)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£6,329	7,829	8,404	0.4%
RL Datix Holdings (USA), Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.50%	10/2030	—	(25)	(27)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(7)	First lien senior secured loan	SR +	5.75%	08/2031	8,430	8,305	8,303	0.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2026	—	(6)	(6)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	05/2031	—	(14)	(15)	—%
						303,487	303,146	16.0%
Household products
Aptive Environmental, LLC(24)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,398	3,163	3,500	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	2,165	2,126	2,165	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	5,125	5,051	5,125	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2029	2,729	2,689	2,729	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	183	165	183	—%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2028	55	49	55	—%
Simplisafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	2,011	1,984	2,011	0.1%
Simplisafe Holding Corporation(6)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2028	256	252	256	—%
						15,479	16,024	0.8%
Human resource support services
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,106	40,459	2.1%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	68,263	67,386	68,092	3.5%
IG Investments Holdings, LLC (dba Insight Global)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(85)	(18)	—%
						111,407	108,533	5.6%
Infrastructure and environmental services
AWP Group Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	12/2030	838	838	829	—%
AWP Group Holdings, Inc.(15)(17)	First lien senior secured delayed draw term loan	SR +	4.75%	08/2026	—	—	—	—%
AWP Group Holdings, Inc.(15)	First lien senior secured revolving loan	SR +	4.75%	12/2030	—	—	(1)	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)	First lien senior secured loan	SR +	5.50%	01/2031	13,018	12,897	13,018	0.7%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	1,096	1,067	1,096	0.1%
FR Vision Holdings, Inc. (dba CHA Consulting)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(9)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

KENE Acquisition, Inc. (dba Entrust Solutions Group)(6)	First lien senior secured loan	SR +	5.25%	02/2031	6,206	6,102	6,128	0.3%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(25)	(7)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(15)	(10)	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.75%	03/2028	810	799	804	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(1)	(1)	—%
Vessco Midco Holdings, LLC(8)	First lien senior secured loan	SR +	5.25%	07/2031	11,994	11,877	11,874	0.6%
Vessco Midco Holdings, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	07/2026	586	567	563	—%
Vessco Midco Holdings, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.25%	07/2031	—	(13)	(13)	—%
						34,084	34,280	1.7%
Insurance
Alera Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	10/2028	87,309	87,309	87,309	4.7%
AmeriLife Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	08/2029	10,338	10,176	10,338	0.5%
AmeriLife Holdings LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	693	685	693	—%
AmeriLife Holdings LLC(15)(16)	First lien senior secured revolving loan	SR +	5.00%	08/2028	—	(12)	—	—%
Asurion, LLC(6)(19)	Second lien senior secured loan	SR +	5.25%	01/2028	5,000	5,001	4,674	0.2%
Asurion, LLC(6)(19)	Second lien senior secured loan	SR +	5.25%	01/2029	15,000	14,903	13,833	0.7%
Brightway Holdings, LLC(6)	First lien senior secured loan	SR +	6.50%	12/2027	19,537	19,386	19,292	1.0%
Brightway Holdings, LLC(15)(16)	First lien senior secured revolving loan	SR +	6.50%	12/2027	—	(14)	(26)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	28,982	28,741	28,982	1.6%
Evolution BuyerCo, Inc. (dba SIAA)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	823	794	821	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(14)	—	—%
Galway Borrower LLC(15)(17)	First lien senior secured delayed draw term loan	SR +	4.50%	07/2026	—	—	—	—%
Galway Borrower LLC(7)(15)	First lien senior secured revolving loan	SR +	4.50%	09/2028	51	50	51	—%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.00%	08/2028	49,256	49,007	49,001	2.6%
Integrity Marketing Acquisition, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	08/2026	—	(22)	(22)	—%
Integrity Marketing Acquisition, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.00%	08/2028	—	(7)	(7)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	10.50% PIK	07/2030	15,928	15,794	15,928	0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	SR +	5.50%	11/2028	27,429	27,429	27,429	1.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(8)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(24)	First lien senior secured loan		9.00% PIK	10/2031	41,803	39,345	39,817	2.1%
TEMPO BUYER CORP. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	4.75%	08/2028	35,519	35,070	35,519	2.0%
TEMPO BUYER CORP. (dba Global Claims Services)(14)(15)	First lien senior secured revolving loan	P +	3.75%	08/2027	516	466	516	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	5.00%	12/2029	14,641	14,569	14,604	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	12/2029	—	(5)	(3)	—%
						348,643	348,749	18.6%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(7)	First lien senior secured loan	SR +	4.75%	08/2031	6,792	6,725	6,725	0.4%
AI Titan Parent, Inc. (dba Prometheus Group)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	4.75%	09/2026	—	(7)	(7)	—%
AI Titan Parent, Inc. (dba Prometheus Group)(15)(16)	First lien senior secured revolving loan	SR +	4.75%	08/2031	—	(8)	(8)	—%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	5.25%	06/2029	27,827	27,819	27,826	1.4%
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	SR +	4.50%	07/2031	2,906	2,892	2,891	0.2%
Artifact Bidco, Inc. (dba Avetta)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	4.50%	07/2027	—	(2)	(2)	—%
Artifact Bidco, Inc. (dba Avetta)(15)(16)	First lien senior secured revolving loan	SR +	4.50%	07/2030	—	(3)	(3)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	SR +	6.50%	03/2031	1,176	1,159	1,161	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	1,710	1,679	1,684	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(6)	(5)	—%
Aptean Acquiror, Inc. (dba Aptean)(6)	First lien senior secured loan	SR +	5.25%	01/2031	16,478	16,328	16,396	0.9%
Aptean Acquiror, Inc. (dba Aptean)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	41	29	40	—%
Aptean Acquiror, Inc. (dba Aptean)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(13)	(7)	—%
Avalara, Inc.(7)	First lien senior secured loan	SR +	6.25%	10/2028	27,273	26,967	27,273	1.4%
Avalara, Inc.(15)(16)	First lien senior secured revolving loan	SR +	6.25%	10/2028	—	(28)	—	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.75% PIK	10/2028	26,341	26,056	26,341	1.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	10/2027	—	(18)	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% (7.50% PIK)	12/2026	11,233	11,184	11,233	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(9)	—	—%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	5.75% (2.50% PIK)	08/2027	15,992	15,908	15,992	0.8%
CivicPlus, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2027	—	(5)	—	—%
Cloud Software Group, Inc.(7)(19)	First lien senior secured loan	SR +	4.50%	03/2031	15,000	14,894	15,032	0.8%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	8,827	8,670	8,827	0.5%
Coupa Holdings, LLC(7)	First lien senior secured loan	SR +	5.50%	02/2030	783	783	783	—%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	SR +	6.75%	11/2030	36,551	36,051	36,460	1.9%
Crewline Buyer, Inc. (dba New Relic)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(50)	(10)	—%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	5.00%	11/2027	19,057	18,945	19,057	1.0%
EET Buyer, Inc. (dba e-Emphasys)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	11/2027	—	(10)	—	—%
Forescout Technologies, Inc.(7)	First lien senior secured loan	SR +	5.00%	05/2031	18,554	18,464	18,461	1.1%
Forescout Technologies, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.00%	05/2030	—	(6)	(7)	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	9,942	9,815	9,669	0.5%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(15)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	293	279	—%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	9,769	9,680	9,769	0.5%
Granicus, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25% (2.25% PIK)	01/2031	1,449	1,436	1,435	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Granicus, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(12)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.25%	05/2028	9,493	9,472	9,422	0.5%
GS Acquisitionco, Inc. (dba insightsoftware)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(1)	(2)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(15)	First lien senior secured revolving loan	SR +	5.25%	05/2028	32	31	30	—%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	14,207	14,016	14,136	0.7%
Hyland Software, Inc.(15)(16)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(8)	(3)	—%
Icefall Parent, Inc. (dba EngageSmart)(6)	First lien senior secured loan	SR +	6.50%	01/2030	11,226	11,021	11,170	0.6%
Icefall Parent, Inc. (dba EngageSmart)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(19)	(5)	—%
Litera Bidco LLC(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,368	6,339	6,337	0.3%
Litera Bidco LLC(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	11/2026	836	830	829	—%
Litera Bidco LLC(15)(16)	First lien senior secured revolving loan	SR +	5.00%	05/2028	—	(2)	(2)	—%
MessageBird BidCo B.V.(6)(18)	First lien senior secured loan	SR +	6.75%	05/2027	4,000	3,956	4,000	0.2%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	10,242	10,103	10,140	0.5%
Ministry Brands Holdings, LLC(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	1,036	1,022	1,025	0.1%
Ministry Brands Holdings, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2027	—	(11)	(10)	—%
PDI TA Holdings, Inc.(7)	First lien senior secured loan	SR +	5.25%	02/2031	18,023	17,772	17,843	0.9%
PDI TA Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(38)	(21)	—%
PDI TA Holdings, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(25)	(18)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

QAD, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	46,407	46,406	46,406	2.5%
QAD, Inc.(15)	First lien senior secured revolving loan	SR +	4.75%	11/2027	—	—	—	—%
Sailpoint Technologies Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	08/2029	22,820	22,449	22,763	1.2%
Sailpoint Technologies Holdings, Inc.(15)(16)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(28)	(5)	—%
Securonix, Inc.(7)	First lien senior secured loan	SR +	7.00%	04/2028	847	842	746	—%
Securonix, Inc.(7)(15)	First lien senior secured revolving loan	SR +	7.00%	04/2028	3	3	(15)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.50%	06/2028	38,039	37,828	38,040	2.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2027	2,480	2,463	2,480	0.1%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	26,493	26,363	25,698	1.4%
When I Work, Inc.(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(21)	(125)	—%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	5.00%	11/2028	24,038	23,600	24,038	1.3%
Zendesk, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	11/2025	—	(61)	—	—%
Zendesk, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.00%	11/2028	—	(42)	—	—%
						489,860	492,182	26.0%
Leisure and entertainment
Aerosmith Bidco Limited (dba Audiotonix)(8)(18)	First lien senior secured loan	SR +	5.25%	07/2031	64,724	63,908	63,892	3.3%
Aerosmith Bidco Limited (dba Audiotonix)(15)(17)(18)	First lien senior secured multi-draw term loan	SR +	5.25%	07/2027	—	—	—	—%
Aerosmith Bidco Limited (dba Audiotonix)(15)(16)(17)(18)	First lien senior secured multi-draw term loan	SR +	5.25%	07/2027	—	(38)	(40)	—%
Aerosmith Bidco Limited (dba Audiotonix)(15)(16)(18)	First lien senior secured multi-currency revolving loan	SR +	5.25%	07/2030	—	(103)	(106)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Troon Golf, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2028	40,527	40,527	40,527	2.1%
Troon Golf, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	4.50%	09/2026	—	(15)	(16)	—%
Troon Golf, LLC(15)	First lien senior secured revolving loan	SR +	4.50%	08/2028	—	—	—	—%
						104,279	104,257	5.4%
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	45,525	44,747	45,184	2.4%
FARADAY BUYER, LLC (dba MacLean Power Systems)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(39)	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(19)	First lien senior secured loan	SR +	4.00%	12/2027	6,982	6,966	6,951	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	19,656	19,552	19,656	1.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	2,488	2,456	2,488	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(17)	—	—%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	5.25%	08/2028	53,270	52,866	53,136	2.9%
Sonny's Enterprises, LLC(7)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2028	618	611	616	—%
Sonny's Enterprises, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2026	682	647	680	—%
Sonny's Enterprises, LLC(15)(16)	First lien senior secured revolving loan	SR +	5.25%	08/2027	—	(58)	(12)	—%
						127,731	128,699	6.9%
Pharmaceuticals
BridgeBio Pharma, Inc.(7)(18)	First lien senior secured loan	SR +	6.50%	01/2029	15,000	14,980	14,963	0.8%
TG Therapeutics, Inc.(7)(18)	First lien senior secured loan	SR +	5.50%	08/2029	6,250	6,204	6,203	0.3%
						21,184	21,166	1.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Professional services
Apex Service Partners, LLC(6)	First lien senior secured loan	SR +	6.50%	10/2030	7,368	7,205	7,442	0.4%
Apex Service Partners, LLC(6)	First lien senior secured delayed draw term loan	SR +	6.50%	10/2030	1,754	1,715	1,771	0.1%
Apex Service Partners, LLC(6)(15)	First lien senior secured revolving loan	SR +	6.50%	10/2029	278	266	281	—%
Essential Services Holding Corporation (dba Turnpoint)(7)	First lien senior secured loan	SR +	5.00%	06/2031	6,256	6,196	6,194	0.4%
Essential Services Holding Corporation (dba Turnpoint)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(6)	(6)	—%
Essential Services Holding Corporation (dba Turnpoint)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(7)	(8)	0.1%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2027	33,066	32,818	32,984	1.8%
Gerson Lehrman Group, Inc.(15)(16)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(12)	(4)	—%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	44,180	44,180	44,069	2.4%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	4.50%	05/2029	24,690	24,592	24,589	1.3%
Relativity ODA LLC(15)(16)	First lien senior secured revolving loan	SR +	4.50%	05/2029	—	(8)	(9)	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2028	18,361	18,282	18,453	1.0%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€3,317	3,588	3,720	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(15)	First lien senior secured revolving loan	SR +	6.50%	05/2028	925	918	929	—%
Vensure Employer Services, Inc.(7)	First lien senior secured loan	SR +	5.00%	09/2031	779	771	771	—%
Vensure Employer Services, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.00%	09/2026	—	(1)	(1)	—%
						140,497	141,175	7.7%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Specialty retail
Galls, LLC(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	24,379	24,040	24,257	1.3%
Galls, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	892	834	887	—%
Galls, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.00%	03/2030	894	849	878	—%
Ideal Image Development, LLC(7)	First lien senior secured loan	SR +	6.50% PIK	02/2029	3,103	3,077	3,041	0.2%
Ideal Image Development, LLC(9)(15)	First lien senior secured revolving loan	SR +	6.50% PIK	02/2029	1,019	1,019	994	0.1%
Milan Laser Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	04/2027	40,123	39,927	40,123	2.1%
Milan Laser Holdings LLC(6)(15)	First lien senior secured revolving loan	SR +	5.00%	04/2026	1,702	1,681	1,702	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	7.25% (2.50% PIK)	11/2027	59,996	59,463	55,495	2.9%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured delayed draw term loan	SR +	7.25% (2.50% PIK)	11/2027	5,229	5,173	4,837	0.3%
Notorious Topco, LLC (dba Beauty Industry Group)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	05/2027	—	(38)	(396)	—%
The Shade Store, LLC(6)	First lien senior secured loan	SR +	6.00%	10/2029	61,952	61,331	60,714	3.2%
The Shade Store, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(52)	—	—%
The Shade Store, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2028	4,332	4,283	4,204	0.2%
						201,587	196,736	10.4%
Telecommunications
EOS Finco S.A.R.L(8)(18)(19)	First lien senior secured loan	SR +	6.00%	10/2029	8,430	8,069	6,797	0.4%
EOS U.S. Finco LLC(7)(15)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	35	9	(182)	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Level 3 Financing, Inc.(6)(18)(19)	First lien senior secured loan	SR +	6.56%	04/2029	8,116	8,030	8,276	0.4%
Level 3 Financing, Inc.(6)(18)(19)	First lien senior secured loan	SR +	6.56%	04/2030	8,116	8,017	8,248	0.4%
Park Place Technologies, LLC(7)	First lien senior secured loan	SR +	5.25%	03/2031	9,401	9,312	9,354	0.5%
Park Place Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(7)	—	—%
Park Place Technologies, LLC(6)(15)	First lien senior secured revolving loan	SR +	5.25%	03/2030	177	167	171	—%
PPT Holdings III, LLC (dba Park Place Technologies)(24)	First lien senior secured loan		12.75% PIK	03/2034	3,204	3,131	3,172	0.2%
						36,728	35,836	1.9%
Total non-controlled/non-affiliated portfolio company debt investments						3,873,772	3,871,901	202.6%
Equity Investments
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(18)(22)(23)(27)	LP Interest		N/A	N/A	32,865	32,911	40,051	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	40,235	40,939	2.1%
						73,146	80,990	4.2%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(22)(23)	Class A-2 Common Units		N/A	N/A	431,889	368	181	—%
Dodge Construction Network Holdings, L.P.(7)(22)	Series A Preferred Units	SR +	8.25%	N/A	0	9	6	—%
						377	187	—%
Business services
Denali Holding, LP (dba Summit Companies)(22)(23)	Class A Units		N/A	N/A	413,725	4,215	6,913	0.4%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)(23)	Common Units		N/A	N/A	450	450	550	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(22)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	6,000	7,590	7,705	0.4%
						12,255	15,168	0.8%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Consumer products
ASP Conair Holdings LP(22)(23)	Class A Units	N/A	N/A	12,857	1,286	1,290	0.1%
					1,286	1,290	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(22)(23)	Common Units	N/A	N/A	1,309,529	3,475	3,475	0.2%
					3,475	3,475	0.2%
Financial services
Amergin Asset Management, LLC(18)(22)(23)	Class A Units	N/A	N/A	50,000,000	—	1,608	0.1%
					—	1,608	0.1%
Food and beverage
Hissho Sushi Holdings, LLC(22)(23)	Class A Units	N/A	N/A	7,502	60	93	—%
					60	93	—%
Healthcare equipment and services
KPCI Holdings, L.P.(22)(23)	Class A Units	N/A	N/A	6,169	6,701	14,111	0.8%
Maia Aggregator, LP(22)(23)	Class A-2 Units	N/A	N/A	112,360	112	108	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(22)(24)	Class A Units	8.00% PIK	N/A	1,865	2,418	2,418	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(22)(23)	Class B Units	N/A	N/A	25,678	81	164	—%
Rhea Acquisition Holdings, LP(22)(23)	Series A-2 Units	N/A	N/A	119,048	119	183	—%
					9,431	16,984	0.9%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(22)(23)	Class A Interests	N/A	N/A	3,017	3,017	2,760	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(22)(23)	Class A Interests	N/A	N/A	90	904	904	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(22)(24)	Series A Preferred Stock	15.00% PIK	N/A	2,868	3,152	3,114	0.2%
XOMA Corporation(22)(23)	Common Stock Warrants	N/A	N/A	6,000	41	73	—%
					7,114	6,851	0.3%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Healthcare technology
Minerva Holdco, Inc.(22)(24)	Series A Preferred Stock	10.75% PIK	N/A	2,000	2,623	2,560	0.1%
					2,623	2,560	0.1%
Household products
Evology, LLC(22)(23)	Class B Units	N/A	N/A	113	540	355	—%
					540	355	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(22)(24)	Series A Preferred Stock	10.50% PIK	N/A	12,750	16,603	14,520	0.9%
					16,603	14,520	0.9%
Insurance
Accelerate Topco Holdings, LLC(22)(23)	Common Units	N/A	N/A	5,129	142	218	—%
Evolution Parent, LP (dba SIAA)(22)(23)	LP Interest	N/A	N/A	8,919	892	1,015	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(22)(23)	LP Interest	N/A	N/A	421	426	420	—%
Hockey Parent Holdings, L.P.(22)(23)	Class A Units	N/A	N/A	7,500	7,507	7,858	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(23)	Class A Units	N/A	N/A	3,770,773	9,563	16,622	1.0%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(24)	Series A Preferred Units	15.00% PIK	N/A	4,339	3,814	4,725	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(23)	Class A Unit Warrants	N/A	N/A	335,816	1,146	985	—%
					23,490	31,843	1.7%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(22)(23)	Class A Common Stock	N/A	N/A	57,000	5,700	3,363	0.2%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(22)(23)	Common Units	N/A	N/A	1,729,439	1,729	2,232	0.1%
Elliott Alto Co-Investor Aggregator L.P.(18)(22)(23)	LP Interest	N/A	N/A	2,873,134	2,892	4,014	0.2%
Project Hotel California Co-Invest Fund, L.P.(18)(22)(23)	LP Interest	N/A	N/A	1,342,354	1,343	1,526	0.1%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(18)(22)(23)	LP Interest	N/A	N/A	470,219	471	561	—%
MessageBird Holding B.V.(18)(22)(23)	Extended Series C Warrants	N/A	N/A	25,540	157	28	—%
Project Alpine Co-Invest Fund, LP(18)(22)(23)	LP Interest	N/A	N/A	2,000,000	2,001	2,363	0.1%
Thunder Topco L.P. (dba Vector Solutions)(22)(23)	Common Units	N/A	N/A	2,138,653	2,139	2,400	0.1%
WMC Bidco, Inc. (dba West Monroe)(22)(24)	Senior Preferred Stock	11.25% PIK	N/A	33,385	45,624	44,026	2.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(22)(24)	Series A Preferred Stock	12.50% PIK	N/A	3,225	3,956	4,053	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(22)(23)	Class A Common Units	N/A	N/A	268,735	2,687	2,926	0.2%
					68,699	67,492	3.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(22)(23)	LP Interest	N/A	N/A	7,000	700	829	—%
					700	829	—%
Specialty Retail
Ideal Topco, L.P.(22)(23)	Class A-1 Preferred Units	N/A	N/A	6,097,561	6,098	5,854	0.3%
Ideal Topco, L.P.(22)(23)	Class A-2 Common Units	N/A	N/A	4,146,341	—	—	—%
					6,098	5,854	0.3%
Total non-controlled/non-affiliated portfolio company equity investments					$225,897	$250,099	13.1%
Total non-controlled/non-affiliated portfolio company investments					$4,099,669	$4,122,000	215.7%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Non-controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(24)(28)	First lien senior secured loan		12.00% PIK	07/2030	7,085	7,085	7,086	0.4%
AAM Series 2.1 Aviation Feeder, LLC(18)(24)(28)	First lien senior secured loan		12.00% PIK	11/2030	6,655	6,655	6,656	0.3%
						13,740	13,742	0.7%
Household products
Walker Edison Furniture Company LLC(7)(26)(28)	First lien senior secured loan	SR +	6.75% PIK	03/2027	7,968	6,114	3,068	0.3%
Walker Edison Furniture Company LLC(7)(26)(28)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	928	833	357	—%
Walker Edison Furniture Company LLC(7)(15)(17)(26)(28)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	1,986	1,917	662	—%
Walker Edison Furniture Company LLC(7)(26)(28)	First lien senior secured revolving loan	SR +	6.75% PIK	03/2027	3,333	3,335	2,292	0.1%
						12,199	6,379	0.4%
Total non-controlled/affiliated portfolio company debt investments						25,939	20,121	1.1%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(18)(22)(23)(28)	LLC Interest		N/A	N/A	4,461,996	4,462	5,193	0.3%
AAM Series 2.1 Aviation Feeder, LLC(18)(22)(23)(28)	LLC Interest		N/A	N/A	2,893,394	2,893	2,968	0.2%
						7,355	8,161	0.5%
Household products
Walker Edison Holdco LLC(22)(23)(28)	Common Units		N/A	N/A	72,917	7,046	—	—%
						7,046	—	—%

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(5)(20)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets

Insurance
Fifth Season Investments LLC(22)(28)	Class A Units	N/A	N/A	8	74,322	79,218	4.1%
					74,322	79,218	4.1%
Pharmaceuticals
LSI Financing 1 DAC(18)(22)(28)	Preferred Equity	N/A	N/A	12,954,455	12,991	14,108	0.7%
					12,991	14,108	0.7%
Total non-controlled/affiliated portfolio company equity investments					$101,714	$101,487	5.3%
Total non-controlled/affiliated portfolio company investments					$127,653	$121,608	6.4%
Controlled/affiliated portfolio company investments
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(18)(22)(23)(27)(29)	LLC Interest	N/A	N/A	5,469	5,473	5,467	0.3%
					5,473	5,467	0.3%
Total controlled/affiliated portfolio company equity investments					$5,473	$5,467	0.3%
Total controlled/affiliated portfolio company investments					$5,473	$5,467	0.3%
Total Investments					$4,232,795	$4,249,075	222.4%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of September 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $24.6 million based on a tax cost basis of $4.22 billion. As of September 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $38.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $62.7 million.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six-, or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Interbank Average Rate (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(7)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(9)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2024 was 3.78%.
(10)The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%.
(11)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
(12)The interest rate on these loans is subject to 6 month EURIBOR, which as of September 30, 2024 was 3.11%.
(13)The interest rate on these loans is subject to 3 month BBSY, which as of September 30, 2024 was 4.43%.
(14)The interest rate on these loans is subject to Prime, which as of September 30, 2024 was 8.00%.
(15)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies.”
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 9.1% of total assets as calculated in accordance with the regulatory requirements.
(19)Level 2 investment.
(20)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(21)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $357.1 million or 18.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, LP	Class A Units	November 30, 2020
KWOL Co-Invest, LP	Class A Interests	December 12, 2023
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Paradigmatic Holdco LLC (dba Pluralsight, LLC)	Common Units	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
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
*Refer to Note 4 “Investments – Blue Owl Credit SLF LLC,” for further information.
(23)Investment is non-income producing.
(24)Investment contains a fixed-rate structure.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and CLO XIV. See Note 5 “Debt.”
(26)Loan was on non-accrual status as of September 30, 2024.
(27)Investment measured at net asset value (“NAV”)
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. The Company’s investments in affiliates for the period ended September 30, 2024, were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2024	Interest Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$10,806	$775	$(30)	$728	$—	$12,279	$617	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	13,079	2,120	(5,651)	76	—	9,624	632	—	—
Fifth Season Investments LLC	43,904	30,419	—	4,895	—	79,218	—	4,415	—
LSI Financing 1 DAC	12,992	2,476	(1,837)	477	—	14,108	—	48	—
Walker Edison Furniture Company LLC	11,120	1,899	—	(6,640)	—	6,379	(18)	—	5
Total	$91,901	$37,689	$(7,518)	$(464)	$—	$121,608	$1,231	$4,463	$5
________
(a) Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.

Blue Owl Capital Corporation III
Consolidated Schedule of Investments
as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

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
(29)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2024, were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2024	Interest Income	Dividend Income	Other Income
Blue Owl Credit SLF LLC(c)	—	5,473	—	(6)	—	5,467	—	—	—
Total	$—	$5,473	$—	$(6)	$—	$5,467	$—	$—	$—
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
(c) For further description of the Company's investment in Blue Owl Credit SLF LLC, see Note 4 “Investments”.
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

Blue Owl Capital Corporation III
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$50,493	$69,083	$149,149	$200,314
Net change in unrealized gain (loss)	141	4,218	(717)	27,979
Net realized gain (loss)	(8,473)	192	(12,595)	(11,294)
Net Increase (Decrease) in Net Assets Resulting from Operations	42,161	73,493	135,837	216,999
Distributions
Distributions declared from earnings(1)	(50,576)	(59,174)	(144,248)	(171,726)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(50,576)	(59,174)	(144,248)	(171,726)
Capital Share Transactions
Reinvestment of distributions	—	4,219	8,044	27,916
Net Increase in Net Assets Resulting from Capital Share Transactions	—	4,219	8,044	27,916
Total Increase (Decrease) in Net Assets	(8,415)	18,538	(367)	73,189
Net Assets, at beginning of period	1,919,160	1,868,532	1,911,112	1,813,881
Net Assets, at end of period	$1,910,745	$1,887,070	$1,910,745	$1,887,070
_______________
(1)For the three months ended September 30, 2024, distributions declared from earnings were derived from ordinary income. For the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$135,837	$216,999
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,895,098)	(219,607)
Proceeds from investments and investment repayments, net	1,284,973	195,000
Net amortization/accretion of premium/discount on investments	(16,909)	(7,301)
Payment-in-kind interest	(29,138)	(35,920)
Payment-in-kind dividends	(13,619)	(13,849)
Net change in unrealized (gain) loss on investments	1,116	(27,980)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(552)	1
Net realized (gain) loss on investments	11,653	6,848
Net realized (gain) loss on foreign currency transactions relating to investments	2,196	4,405
Amortization of debt issuance costs	5,409	4,152
Amortization of offering costs	—	8
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,438)	(3,572)
(Increase) decrease in receivable for investments sold	(22,288)	—
(Increase) decrease in prepaid expenses and other assets	(214)	152
Increase (decrease) in management fee payable	11,296	317
Increase (decrease) in incentive fee payable	10,711	—
Increase (decrease) in payables for investments purchased	4,908	7,500
Increase (decrease) in payables to affiliates	4,502	(524)
Increase (decrease) in accrued expenses and other liabilities	135	3,129
Net cash provided by (used in) operating activities	(517,520)	129,758
Cash Flows from Financing Activities
Borrowings on debt	1,570,281	278,803
Payments on debt	(885,846)	(255,000)
Debt issuance costs	(3,214)	(1,365)
Offering costs paid	—	(2)
Cash distributions paid to shareholders	(153,808)	(135,061)
Net cash provided by (used in) financing activities	527,413	(112,625)
Net increase (decrease) in cash	9,893	17,133
Cash, beginning of period	141,448	60,053
Cash, end of period	$151,341	$77,186

Supplemental and Non-Cash Information
Interest expense paid	$118,617	$83,116
Distributions declared during the period	$144,248	$171,726
Reinvestment of distributions during the period	$8,044	$27,916
Distribution payable	$43,175	$59,174
Taxes, including excise tax, paid during the period	$1,839	$850
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Capital Corporation III (the “Company” or "OBDE") is a Maryland corporation formed on January 27, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in middle-market companies based primarily in the United States. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Diversified Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On January 25, 2024, the Company's common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OBDE” (the “Exchange Listing”).
On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, Blue Owl Credit Advisors LLC ("OCA"), investment adviser to OBDC, and the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the "Initial Merger") and, immediately thereafter, the Company will merge with and into OBDC, with OBDC continuing as the surviving company (together with the Initial Merger, the "Mergers"). See “Note 12. Proposed Merger with Blue Owl Capital Corporation” for additional discussion of the Mergers.
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
Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

PIK interest and PIK dividend income consisted of the following for the periods:

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	$10,809	$10,378	$31,657	$35,250
PIK Interest Income as a % of Investment Income	8.4%	9.7%	8.7%	11.3%
PIK Dividend Income	$3,340	$4,013	$10,991	$12,868
PIK Dividend Income as a % of Investment Income	2.6%	3.7%	3.0%	4.1%
Total PIK Income	$14,149	$14,391	$42,648	$48,118
Total PIK Income as a % of Investment Income	11.0%	13.4%	11.7%	15.5%

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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $1.3 million and $4.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $0.6 million and $1.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2024, management fees were $15.8 million and $43.2 million, respectively. For the three and nine months ended September 30, 2023, management fees were $4.5 million and $13.3 million, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred $10.7 million and $28.5 million of performance based incentive fees based on net investment income, respectively. There were no performance based incentive fees on net investment income for the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2024, the Company did not accrue capital gains based incentive fees. There were no capital gains based incentive fees for the three and nine months ended September 30, 2023.
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
Controlled/Affiliated Portfolio Companies
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
The Company has made investments in non-controlled, affiliated companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth Season Investments LLC (“Fifth Season”), and LSI Financing 1 DAC (“LSI Financing 1”) and in Blue Owl Credit SLF LLC ("Credit SLF"), a controlled, affiliated company. For further description of Credit SLF, see “Note 4. Investments.”
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, the fair market value of the Company's investment in Amergin AssetCo was $21.9 million, of which $8.2 million is equity and $13.7 million is debt, and the Company had an unfunded equity commitment of $17.1 million. As of September 30, 2024, the fair market value of the Company's investment in Amergin Asset Management, LLC was $1.6 million. The Company's investment in Amergin AssetCo is a co-investment

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2024, the fair market value of the Company's equity investment in Fifth Season was $79.2 million. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity investment in LSI Financing. As of September 30, 2024, the fair market value of the Company's investment in LSI Financing was $14.1 million. As of September 30, 2024, the Company had an unfunded commitment of $9.6 million. The Company's investment in LSI Financing is a co-investment made with its affiliates in accordance with the terms of the Order. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,604,849	$3,604,451	$2,739,536	$2,742,163
Second-lien senior secured debt investments	228,204	219,402	434,657	432,672
Unsecured debt investments	66,658	68,169	64,245	62,295
Preferred equity investments(2)	142,695	141,610	185,485	186,696
Common equity investments(3)	184,916	209,976	152,930	166,875
Joint ventures(4)	5,473	5,467	—	—
Total Investments	$4,232,795	$4,249,075	$3,576,853	$3,590,701
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	3.8%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.0	2.1
Automotive services	3.0	3.6
Buildings and real estate	3.3	3.7
Business services	6.8	6.4
Chemicals	3.7	2.2
Consumer products	2.9	3.2
Containers and packaging	3.3	3.7
Distribution	1.8	2.0
Education	0.3	0.6
Energy equipment and services	0.4	—
Financial services	3.1	0.8
Food and beverage	5.3	4.8
Healthcare equipment and services	1.9	3.1
Healthcare providers and services	8.4	9.4
Healthcare technology	7.2	6.8
Household products	0.5	0.7
Human resource support services	2.9	3.4
Infrastructure and environmental services	0.8	0.0
Insurance(2)	10.8	10.9
Internet software and services	13.2	14.6
Joint ventures(3)	0.1	—
Leisure and entertainment	2.5	1.9
Manufacturing	3.0	3.9
Pharmaceuticals(4)	0.8	0.4
Professional services	3.3	2.9
Specialty retail	4.8	5.0
Telecommunications	0.8	0.4
Transportation	—	0.3
Total	100.0%	100.0%
_______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(4)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	25.0%	25.0%
Northeast	15.1	15.5
South	31.9	29.6
West	20.9	23.2
International	7.1	6.7
Total	100.0%	100.0%

Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the Order that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%
The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
_______________
(1)Credit SLF commenced operations on May 6, 2024.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 176% and 206%, respectively.
Debt obligations consisted of the following as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$600,000	$295,580	$304,420	$(7,186)	$288,394
SPV Asset Facility I	$525,000	$525,000	$—	$(5,597)	$519,403
SPV Asset Facility II	$350,000	$350,000	$—	$(1,212)	$348,788
SPV Asset Facility III	$300,000	$220,000	$63,163	$(2,223)	$217,777
CLO XIV	$260,000	$260,000	$—	$(1,780)	$258,220
2027 Notes	$325,000	$325,000	$—	$(2,102)	$322,898
July 2025 Notes	$142,000	$142,000	$—	$(441)	$141,559
July 2027 Notes	$250,000	$250,000	$—	$(2,023)	$247,977
Series 2023A Notes	$100,000	$100,000	$—	$(864)	$99,136
Total Debt	$2,852,000	$2,467,580	$367,583	$(23,428)	$2,444,152
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$575,000	$118,119	$456,881	$(8,188)	$109,931
SPV Asset Facility I	$525,000	$265,000	$141,856	$(6,768)	$258,232
SPV Asset Facility II	$350,000	$320,000	$13,558	$(1,633)	$318,367
CLO XIV	$260,000	$260,000	$—	$(1,900)	$258,100
2027 Notes	$325,000	$325,000	$—	$(2,698)	$322,302
July 2025 Notes	$142,000	$142,000	$—	$(851)	$141,149
July 2027 Notes	$250,000	$250,000	$—	$(2,548)	$247,452
Series 2023A Notes	$100,000	$100,000	$—	$(1,037)	$98,963
Total Debt	$2,527,000	$1,780,119	$612,295	$(25,623)	$1,754,496
________________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,577	$29,668	$121,566	$85,204
Amortization of debt issuance costs	1,913	1,436	5,409	4,152
Total Interest Expense	$48,490	$31,104	$126,975	$89,356
Average interest rate	7.1%	6.8%	7.1%	6.6%
Average daily borrowings	$2,576,811	$1,707,803	$2,261,346	$1,713,355

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
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Availability Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 20, 2029 (the “SPV Asset Facility III Maturity Date”). To the

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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
Debt Securitization Transactions
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
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$151,341	$—	$—	$151,341
Investments:
First-lien senior secured debt investments(1)	$—	$81,617	$3,522,834	$3,604,451
Second-lien senior secured debt investments	—	46,104	173,298	219,402
Unsecured debt investments	—	—	68,169	68,169
Preferred equity investments(2)	—	—	141,610	141,610
Common equity investments(3)	—	—	169,925	169,925
Subtotal	$—	$127,721	$4,075,836	$4,203,557
Investments measured at Net Asset Value ("NAV")(4)	—	—	—	45,518
Total Investments at fair value	$—	$127,721	$4,075,836	$4,249,075
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(3)Includes equity investment in Amergin AssetCo and Fifth Season.

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,363,885	$187,360	$64,741	$155,856	$155,154	$3,926,996
Purchases of investments, net	336,457	—	—	3,070	4,890	344,417
Payment-in-kind	6,815	1,399	2,123	4,284	48	14,669
Proceeds from investments, net	(156,660)	(6,619)	—	(22,485)	(15)	(185,779)
Net realized gains (losses)	(11,376)	—	—	1,049	—	(10,327)
Net change in unrealized gain (loss)	3,138	(3,118)	1,291	(724)	6,373	6,960
Net amortization/accretion of premium/discount on investments	3,949	158	14	560	—	4,681
Transfers between investment types	(3,475)	—	—	—	3,475	—
Transfers into (out of) Level 3(1)	(19,899)	(5,882)	—	—	—	(25,781)
Fair value, end of period	$3,522,834	$173,298	$68,169	$141,610	$169,925	$4,075,836
________________

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2024, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt Investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,724,884	$385,388	$62,041	$186,696	$166,875	$3,525,884
Purchases of investments, net	1,172,267	—	—	4,046	31,978	1,208,291
Payment-in-kind	19,877	3,185	6,075	13,482	137	42,756
Proceeds from investments, net	(374,360)	(206,761)	(43,942)	(24,058)	(3,604)	(652,725)
Net realized gains (losses)	(13,800)	(202)	(2,897)	1,049	—	(15,850)
Net change in unrealized gain (loss)	(1,925)	(5,035)	3,426	(2,262)	11,858	6,062
Net amortization/accretion of premium/discount on investments	11,561	2,580	166	1,566	—	15,873
Transfers between investment types	(7,866)	—	43,300	(38,909)	3,475	—
Transfers into (out of) Level 3(1)	(7,804)	(5,857)	—	—	(40,794)	(54,455)
Fair value, end of period	$3,522,834	$173,298	$68,169	$141,610	$169,925	$4,075,836
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2024, transfers into (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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
_____________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers in to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers in to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the three months ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the three months ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$(6,954)	$(650)
Second-lien senior secured debt investments	(3,013)	587
Unsecured debt investments	1,291	(1,659)
Preferred equity investments	809	(316)
Common equity investments	6,373	1,901
Total Investments	$(1,494)	$(137)

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the nine months ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the nine months ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$1,095	$5,892
Second-lien senior secured debt investments	(3,276)	3,063
Unsecured debt investments	3,461	999
Preferred equity investments	320	(400)
Common equity investments	11,858	3,422
Total Investments	$13,458	$12,976

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,311,285	Yield Analysis	Market Yield	7.4% - 27.6% (10.3%)	Decrease
	207,462	Recent Transaction	Transaction Price	98.1% - 100.0% (99.5%)	Increase
	4,087	Collateral Analysis	Recovery Rate	38.5%	Increase
Second-lien senior secured debt investments	$173,298	Yield Analysis	Market Yield	10.9% - 16.2% (14.6%)	Decrease
Unsecured debt investments	$66,867	Yield Analysis	Market Yield	9.1% - 16.1% (13.7%)	Decrease
	1,302	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$133,494	Yield Analysis	Market Yield	10.2% - 31.3% (15.4%)	Decrease
	2,262	Recent Transaction	Transaction Price	100%	Increase
	5,854	Market Approach	EBITDA Multiple	7.1x	Increase
Common equity investments	$61,451	Market Approach	EBITDA Multiple	3.8x - 22.3x (15.5x)	Increase
	13,328	Market Approach	Revenue Multiple	1.4x - 13.5x (8.9x)	Increase
	28	Market Approach	Gross Profit Multiple	9.5x	Increase
	79,219	Market Approach	AUM Multiple	1.1x	Increase
	8,162	Market Approach	N/A	N/A	N/A
	73	Option Pricing Model	Volatility	70.0%	Increase
	3,638	Recent Transaction	Transaction Price	55.6% - 100.0% (98.0%)	Increase
	2,418	Yield Analysis	Market Yield	8.3%	Decrease
	1,608	Discounted Cash Flow Analysis	Discount Rate	20.0%	Decrease

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,430,548	Yield Analysis	Market Yield	9.1% - 22.2% (12.2%)	Decrease
	294,336	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$385,388	Yield Analysis	Market Yield	11.4% - 17.4% (14.3%)	Decrease
Unsecured debt investments	$60,850	Yield Analysis	Market Yield	10.6% - 17.2% (12.3%)	Decrease
	1,191	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$161,326	Yield Analysis	Market Yield	10.4% - 25.8% (15.4%)	Decrease
	25,370	Recent Transaction	Transaction Price	98.0% - 107.5% (106.4%)	Increase
Common equity investments	$88,622	Market Approach	EBITDA Multiple	6.0x - 20.3x (16.8x)	Increase
	14,191	Market Approach	Revenue Multiple	1.9x - 14.7x (9.1x)	Increase
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
	61,817	Recent Transaction	Transaction Price	100.0%	Increase
	2,215	Yield Analysis	Market Yield	7.9%	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Deferred Financing Costs	Fair Value	Net Carrying Value(1)	Deferred Financing Costs	Fair Value
Revolving Credit Facility	$288,394	$(7,186)	$288,394	$109,931	$(8,188)	$109,931
SPV Asset Facility I	519,403	(5,597)	519,403	258,232	(6,768)	258,232
SPV Asset Facility II	348,788	(1,212)	348,788	318,367	(1,633)	318,367
SPV Asset Facility III	217,777	(2,223)	217,777	—	—	—
CLO XIV	258,220	(1,780)	258,220	258,100	(1,900)	258,100
2027 Notes	322,898	(2,102)	307,125	322,302	(2,698)	288,438
July 2025 Notes	141,559	(441)	142,000	141,149	(851)	143,420
July 2027 Notes	247,977	(2,023)	250,000	247,452	(2,548)	255,625
Series 2023A Notes	99,136	(864)	100,000	98,963	(1,037)	100,250
Total Debt	$2,444,152	$(23,428)	$2,431,707	$1,754,496	$(25,623)	$1,732,363
________________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	307,125	288,438
Level 3	2,124,582	1,443,925
Total Debt	$2,431,707	$1,732,363
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$6,864	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	10,210	887
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	6,471	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	14,069	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	8,517	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	1,358	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	849	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,245	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	301	533
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1,985	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	573	2,292
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	711	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	141	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	367	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Associations, Inc.	First lien senior secured delayed draw term loan	7,380	3
Associations, Inc.	First lien senior secured revolving loan	5,913	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	7,723
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	81	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	127	99
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	962	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	2,792	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	3,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	199	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,036	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	727	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	9,454	4,459
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	1,576	4,165
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	—	4,245

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	3,461	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,533	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	3,831	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	2,840	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	2,840	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—
DuraServ LLC	First lien senior secured delayed draw term loan	8,088	—
DuraServ LLC	First lien senior secured revolving loan	4,345	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	99	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	1,227	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	767	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	5,409	—
Finastra USA, Inc.	First lien senior secured revolving loan	669	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,645	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,309	2,991
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	52	726
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	35	463
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	7,231	—
Galls, LLC	First lien senior secured revolving loan	2,356	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	636	3,972

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Gehl Foods, LLC	First lien senior secured delayed draw term loan	1,694	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured revolving loan	1,371	939
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	327	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	215	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Parent, LLC	First lien senior secured revolving loan	927	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	439
Ideal Image Development, LLC	First lien senior secured revolving loan	244	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	7,219	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3,497	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	322	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,222	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,522	397
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	317	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	259	218
Kaseya Inc.	First lien senior secured delayed draw term loan	362	456
Kaseya Inc.	First lien senior secured revolving loan	365	365

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,465	1,172
Lignetics Investment Corp.	First lien senior secured revolving loan	382	1,275
Litera Bidco LLC	First lien senior secured delayed draw term loan	942	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	740	—
Litera Bidco LLC	First lien senior secured revolving loan	421	—
LSI Financing 1 DAC	Preferred equity	9,554	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	4,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	3,052	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,657	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	497	387
Medline Borrower, LP	First lien senior secured revolving loan	—	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,404	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,008	471
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	4,835	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	585	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	304	390
Natural Partners, LLC	First lien senior secured revolving loan	170	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,124	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,966	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	926	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	5,399
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	927	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,175	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,701	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	1,637	—
Pluralsight, LLC	First lien senior secured revolving loan	655	289

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	647	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding Corp.	First lien senior secured revolving loan	1,776	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	7,435	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,758	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,381	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Relativity ODA LLC	First lien senior secured revolving loan	2,109	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	3,082	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,699	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	973	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	973	—
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	370	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	84	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	668	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	2,056	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	—	356
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	7,839	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,722	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	522	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	916	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,643	3,508
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	735	294
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—
The Shade Store, LLC	First lien senior secured revolving loan	2,039	2,127
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	582	1,255
Troon Golf, LLC	First lien senior secured delayed draw term loan	6,248	—
Troon Golf, LLC	First lien senior secured revolving loan	3,124	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,664	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	3,412	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	1,333	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	25,309	—

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	2,184	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	4,367	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	167	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$511,070	$262,051
As of September 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
The Company had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million was from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the three and nine months ended September 30, 2024, the Company did not repurchase issued and outstanding shares.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
There were no sales of the Company’s common stock during the three and nine months ended September 30, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2024:

	September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	October 15, 2024	$0.35
January 12, 2024 (special dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.35
January 12, 2024 (special dividend)	May 31, 2024	June 14, 2024	$0.06
January 12, 2024	March 29, 2024	April 15, 2024	$0.35
On January 12, 2024, the Board declared, in addition to the $0.06 special dividend paid on June 14, 2024 and September 13, 2024, three special dividends of $0.06 per share, payable on or before December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of November 29, 2024, February 28, 2025 and May 30, 2025.
The following table reflects the distributions declared on shares of the Company's common stock during the nine months ended September 30, 2023:

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

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 12, 2024	August 30, 2024	September 13, 2024	30,225	(1)
May 7, 2024	June 28, 2024	July 15, 2024	266,530	(1)
January 12, 2024	May 31, 2024	June 14, 2024	39,272	(1)
January 12, 2024	March 29, 2024	April 15, 2024	225,003
November 7, 2023	December 29, 2023	January 31, 2024	313,887
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program
In connection with the Exchange Listing, the Board approved the Repurchase Program under which the Company may repurchase up to $100 million of shares of the Company's outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12 months from the date of the Exchange Listing. During the three and nine months ended September 30, 2024, the Company did not repurchase any outstanding shares.
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$42,161	$73,493	$135,837	$216,999
Weighted average shares of common stock outstanding—basic and diluted	123,356,823	122,405,716	123,236,215	121,831,273
Earnings (loss) per common share—basic and diluted	$0.34	$0.60	$1.10	$1.78
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
For the three months ended September 30, 2024, the Company recorded a reversal of U.S. federal excise tax expense of $0.7 million. For the nine months ended September 30, 2024, the Company recorded a reversal of U.S. federal excise tax expense of $16.2 thousand. For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $0.2 million and $1.6 million, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a net tax benefit of approximately $1.1 thousand and $3.7 thousand, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1.1 thousand and $3.4 thousand, respectively, for taxable subsidiaries.
The Company recorded a net deferred tax liability of $0.1 million and a net deferred tax asset of $4.6 thousand as of September 30, 2024 and December 31, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.56	$15.03
Net investment income (loss)(1)	1.21	1.64
Net realized and unrealized gain (loss)(2)	(0.11)	0.13
Total from operations	1.10	1.77
Distributions declared from net investment income(3)	(1.17)	(1.40)
Total increase (decrease) in net assets	(0.07)	0.37
Net asset value, end of period	$15.49	$15.40
Shares outstanding, end of period	123,356,823	122,540,788
Per share market value at end of period	$14.33	N/A
Total Return, based on market value(4)	1.9%	N/A
Total Return, based on net asset value(5)	7.4%	11.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	15.0%	8.0%
Ratio of net investment income to average net assets	10.4%	14.4%
Net assets, end of period	$1,910,745	$1,887,070
Weighted-average shares outstanding	123,236,215	121,831,273
Total capital commitments, end of period	N/A	$1,764,610
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	37.3%	4.1%
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
Note 12. Pending Merger with Blue Owl Capital Corporation
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
(ii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.50%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) $1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) $1.00 and (B) the OBDC Common Stock Price; or
(iii) if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
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
Prior to the anticipated closing of the Mergers, subject to the approval of the Company's board of directors, the Company will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with the Company's listing in January 2024 and any declared and unpaid quarterly dividends.
If the Mergers close prior to January 25, 2025, any lock-ups remaining on shares of the Company's common stock as of the closing will be waived.

Blue Owl Capital Corporation III
Notes to Consolidated Financial Statements (Unaudited) - Continued
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to this report, the terms of which are incorporated herein by reference. In connection with the Mergers, the Company and OBDC filed with the SEC and mailed to their respective shareholders a joint proxy statement/ prospectus (the “Joint Proxy Statement”) and OBDC filed with the SEC a registration statement on Form N-14 (the “Registration Statement”) that included the Joint Proxy Statement and a prospectus of OBDC. The definitive joint proxy statement and prospectus was filed with the SEC on October 21, 2024.
Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
SPV Asset Facility II Amendment
On October 10, 2024, ORCC III Financing II and the Company entered into the Amendment No. 2 (the “Amendment”), which amended that certain loan financing and servicing agreement, dated as of December 2, 2021, as amended by Amendment No. 1, dated as of February 18, 2022, by and among ORCC III Financing II, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. Among other changes, the Amendment: (i) replaced Alter Domus (US) LLC with State Street Bank and Trust Company as collateral custodian, (ii) increased the facility amount from $350.0 million to $500.0 million, (iii) extended the Revolving Period to December 2, 2027 and the Facility Termination Date to December 2, 2029, (vi) added the ability to draw in CAD, Euro and GBP and (vii) amended the reduction fee schedule and certain facility fees and expenses.
Distributions Declared
On November 5, 2024, the Board declared a fourth quarter 2024 regular dividend of $0.35 per share, payable on or before January 15, 2025 to shareholders of record as of December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation III and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “PART I - ITEM 1A. RISK FACTORS” and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 in “PART II - ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and together with the Adviser, OCA, OTCA and OTCA II, the “Blue Owl Credit Advisers”), which are also investment advisers. As of September 30, 2024, the Adviser and its affiliates had $128.44 billion of assets under management across the Blue Owl Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl's Credit platform's investment committees. Blue Owl's Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl's Credit platform's investment committees. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers.

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
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Pending Merger with Blue Owl Capital Corporation

On August 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, OCA, investment adviser to OBDC, and the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers, Merger Sub will merge with and into us, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the “Initial Merger”) and, immediately thereafter, we will merge with and into OBDC, with OBDC continuing as the surviving company (together with the Initial Merger, the “Mergers”). For more information about the Mergers, see “Note 12. Pending Merger With Blue Owl Capital Corporation” to our consolidated financial statements included in this report and our joint proxy statement and prospectus filed with the SEC on October 21, 2024.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since affiliates of our Adviser began investment activities in April 2016 through September 30, 2024, our Adviser and its affiliates have originated $128.73 billion aggregate principal amount of investments, of which $124.90 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly-syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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

We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average debt investment size in each of our portfolio companies was approximately $22.6 million based on fair value. As of September 30, 2024, our portfolio companies, excluding the investment in Blue Owl Credit SLF LLC ("Credit SLF") and certain investments that fall outside of our typical borrower profile, represented 92.3% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $959 million, weighted average annual EBITDA of $217 million, an average interest coverage of 1.7x and an average net loan-to-value of 38.9%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On June 4, 2020, we received shareholder approval that allows us to reduce our asset coverage ratio from 200% to 150%, effective as of June 5, 2020. As a result, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x debt-to-equity. As of September 30, 2024, we had net leverage of 1.21x debt-to-equity.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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

Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 84.9% first lien senior secured debt investments (of which 51.4% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.2% second lien senior secured debt investments, 1.6% unsecured debt investments, 3.3% preferred equity investments, 4.9% common equity investments and 0.1% joint ventures.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.8% and 10.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.1% and 11.1%, respectively(1). As of September 30, 2024, the weighted average spread of total debt investments was 5.9%.
As of September 30, 2024, we had investments in 185 portfolio companies with an aggregate fair value of $4.25 billion.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $217.4 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”
1 Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$575,130	$78,516
Less: Sell downs	—	(1,454)
Total new investment commitments	$575,130	$77,062
Principal amount of investments funded:
First-lien senior secured debt investments	$526,490	$53,404
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	732	—
Common equity investments	3,729	10,934
Joint ventures	5,469	—
Total principal amount of investments funded	$536,420	$64,338
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(624,503)	$(50,755)
Second-lien senior secured debt investments	(5,883)	(6,068)
Unsecured debt investments	—	—
Preferred equity investments	(18,667)	(4,462)
Common equity investments	(15)	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(649,068)	$(61,285)
Number of new investment commitments in new portfolio companies(1)	21	7
Average new investment commitment amount	$23,815	$5,762
Weighted average term for new debt investment commitments (in years)	4.6	5.8
Percentage of new debt investment commitments at floating rates	99.6%	90.5%
Percentage of new debt investment commitments at fixed rates	0.4%	9.5%
Weighted average interest rate of new debt investment commitments(2)	9.6%	11.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.0%	6.4%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2024 and 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% and 5.40% as of September 30, 2024 and September 30, 2023, respectively.

The table below presents the composition of our investments at fair value and amortized cost as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,604,849	$3,604,451	(5)	$2,739,536	$2,742,163	(5)
Second-lien senior secured debt investments	228,204	219,402		434,657	432,672
Unsecured debt investments	66,658	68,169		64,245	62,295
Preferred equity investments(2)	142,695	141,610		185,485	186,696
Common equity investments(3)	184,916	209,976		152,930	166,875
Joint ventures(4)	5,473	5,467		—	—
Total Investments	$4,232,795	$4,249,075		$3,576,853	$3,590,701
________________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in Credit SLF.
(5)51.4% and 62.5% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	3.8%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.0	2.1
Automotive services	3.0	3.6
Buildings and real estate	3.3	3.7
Business services	6.8	6.4
Chemicals	3.7	2.2
Consumer products	2.9	3.2
Containers and packaging	3.3	3.7
Distribution	1.8	2.0
Education	0.3	0.6
Energy equipment and services	0.4	—
Financial services	3.1	0.8
Food and beverage	5.3	4.8
Healthcare equipment and services	1.9	3.1
Healthcare providers and services	8.4	9.4
Healthcare technology	7.2	6.8
Household products	0.5	0.7
Human resource support services	2.9	3.4
Infrastructure and environmental services	0.8	0.0
Insurance(2)	10.8	10.9
Internet software and services	13.2	14.6
Joint ventures(3)	0.1	—
Leisure and entertainment	2.5	1.9
Manufacturing	3.0	3.9
Pharmaceuticals(4)	0.8	0.4
Professional services	3.3	2.9
Specialty retail	4.8	5.0
Telecommunications	0.8	0.4
Transportation	—	0.3
Total	100.0%	100.0%
______________
(1)Includes debt and equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	25.0%	25.0%
Northeast	15.1	15.5
South	31.9	29.6
West	20.9	23.2
International	7.1	6.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.8%	11.6%
Weighted average total yield of debt and income producing securities(1)	11.1%	12.1%
Weighted average interest rate of debt securities	10.9%	11.8%
Weighted average spread over base rate of all floating rate debt investments	5.9%	6.3%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2024, one of our portfolio companies is on non-accrual. Our average annual gain/loss ratio is (0.11)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$417,343	9.8%	$442,688	12.3%
2	3,594,253	84.5	2,960,620	82.5
3	214,651	5.1	167,834	4.7
4	16,449	0.4	—	—
5	6,379	0.2	19,559	0.5
Total	$4,249,075	100.0%	$3,590,701	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,887,512	99.7%	$3,218,317	99.4%
Non-accrual	12,199	0.3	20,121	0.6
Total	$3,899,711	100.0%	$3,238,438	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity investment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, the fair market value of our investment in Amergin AssetCo was $21.9 million, of which $8.2 million is equity and $13.7 million is debt, and we had an unfunded equity commitment of $17.1 million. As of September 30, 2024, the fair market value of our investment in Amergin Asset Management, LLC was $1.6 million. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the Order. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2024, the fair value of our equity investment in Fifth Season was $79.2 million. Our investment in Fifth

Season is a co-investment with our affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment to LSI Financing. As of September 30, 2024, the fair value of our investment in LSI Financing was $14.1 million. As of September 30, 2024, we had an unfunded commitment of $9.6 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Joint Venture - Blue Owl Credit SLF LLC
On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$129.0	$107.2	$365.7	$311.3
Less: Operating expenses	79.2	37.9	216.6	109.4
Net Investment Income (Loss) Before Taxes	49.8	69.3	149.1	201.9
Less: Income taxes (benefit), including excise taxes	(0.7)	0.2	—	1.6
Net Investment Income (Loss) After Taxes	$50.5	$69.1	$149.1	$200.3
Net change in unrealized gain (loss)	0.1	4.2	(0.7)	28.0
Net realized gain (loss)	(8.4)	0.2	(12.6)	(11.3)
Net Increase (Decrease) in Net Assets Resulting from Operations	$42.2	$73.5	$135.8	$217.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended September 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.

Investment Income
The table below presents the composition of investment income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest income (excluding PIK interest income)	$110.5	$89.9	$310.8	$253.9
PIK interest income	10.8	10.4	31.7	35.2
Dividend income	6.1	5.4	18.8	17.3
Other income	1.6	1.5	4.4	4.9
Total investment income	$129.0	$107.2	$365.7	$311.3
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the three months ended September 30, 2024 and 2023
Investment income increased by $21.8 million to $129.0 million for the three months ended September 30, 2024 from $107.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.28 billion as of September 30, 2023, to $3.95 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Payment-in-kind interest and dividend income represented approximately 8.4% and 2.6%, respectively, of investment income for the three months ended September 30, 2024 and approximately 9.7% and 3.7%, respectively, of investment income for the three months ended September 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the nine months ended September 30, 2024 and 2023
Investment income increased by $54.4 million to $365.7 million for the nine months ended September 30, 2024 from $311.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.28 billion as of September 30, 2023, to $3.95 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, these fees increased due to an increase in repayment activity for the period. Payment-in-kind interest and dividend income represented approximately 8.7% and 3.0%, respectively, of investment income for the nine months ended September 30, 2024 and approximately 11.3% and 4.1%, respectively, of investment income for the nine months ended September 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest expense	48.5	31.1	127.0	89.4
Management fee	15.8	4.5	43.2	13.3
Performance based incentive fees	10.7	—	28.5	—
Professional fees	2.5	1.2	5.7	3.8
Directors' fees	0.2	0.3	0.7	0.7
Listing advisory fees	—	—	6.0	—
Other general and administrative	1.5	0.8	5.5	2.2
Total operating expenses	$79.2	$37.9	$216.6	$109.4
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2024 and 2023
Total expenses increased by $41.3 million to $79.2 million for the three months ended September 30, 2024 from $37.9 million for the same period in prior year primarily due to an increase in management fees, incentive fees and interest expense of $11.3 million, $10.7 million and $17.4 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $2.58 billion from $1.71 billion period over period, as well as an increase in the average interest rate to 7.1% from 6.8% period over period. Management fees increased due to an increase in our investment portfolio, which at fair value, increased from $3.57 billion as of September 30, 2023 to $4.25 billion as of September 30, 2024, as well as the increased fee rates effective as of our listing date, January 25, 2024. Incentive fees were not incurred prior to the Exchange Listing. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the nine months ended September 30, 2024 and 2023
Total expenses increased by $107.2 million to $216.6 million for the nine months ended September 30, 2024 from $109.4 million for the same period in prior year due to an increase in management fees, incentive fees, interest expense and other expenses of $29.9 million, $28.5 million, $37.6 million and $11.2 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $2.26 billion from $1.71 billion period over period, as well as an increase in the average interest rate to 7.1% from 6.6% period over period. Management fees increased due to an increase in our investment portfolio, which at fair value, increased from $3.57 billion as of September 30, 2023 to $4.25 billion as of September 30, 2024, as well as the increased fee rates effective as of our listing date, January 25, 2024. Incentive fees were not incurred prior to the Exchange Listing and are pro-rated for the period ending September 30, 2024. The increase in other expenses was primarily driven by expenses associated with the Exchange Listing, including $6.0 million of listing advisory fees paid to external parties advising on our exchange listing, which are not anticipated to be recurring in nature. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of September 30, 2024, we have generated undistributed taxable earnings “spillover” of $0.41 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three months ended September 30, 2024, we recorded a reversal of U.S. federal excise tax of $0.7 million. For the nine months ended September 30, 2024, we recorded a reversal of U.S. federal excise tax of $16.2 thousand. For the three and nine months ended September 30, 2023, we accrued U.S federal excise tax of $0.2 million and $1.6 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of net change in unrealized gains (losses) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$—	$4.4	$(1.1)	$28.0
Net change in translation of assets and liabilities in foreign currencies	0.3	(0.2)	0.6	—
Income tax (provision) benefit	(0.2)	—	(0.2)	—
Net change in unrealized gain (loss)	$0.1	$4.2	$(0.7)	$28.0
For the three months ended September 30, 2024 and 2023
For the three months ended September 30, 2024, the net change in unrealized gain (loss) was primarily driven by decreases in the fair value of certain debt investments, offset by a reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment and increases in the fair value of certain equity investments. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.7% as of June 30, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Pluralsight, LLC	$11.5
KPCI Holdings, L.P.	2.6
Amergin Asset Management, LLC	1.6
Remaining Companies	(0.7)
Peraton Corp.	(1.0)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	(1.1)
Picard Holdco, LLC	(1.2)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(2.5)
KPSKY Acquisition, Inc. (dba BluSky)	(2.8)
ConAir Holdings LLC	(3.0)
Walker Edison Furniture Company LLC(1)	(3.4)
Total	$—
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
CD&R Value Building Partners I, L.P. (dba Belron)	$3.9
Remaining Companies	3.8
Asurion, LLC	1.0
Covetrus, Inc.	0.7
Packaging Coordinators Midco, Inc.	0.7
Denali Buyerco, LLC (dba Summit Companies)	0.6
Muine Gall, LLC	0.4
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(0.6)
Cornerstone OnDemand, Inc.	(1.8)
Walker Edison Furniture Company LLC	(2.0)
Notorious Topco, LLC (dba Beauty Industry Group)	(2.3)
Total	$4.4
For the nine months ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, the net change in unrealized gain (loss) was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain equity investments. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.6% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Remaining Companies	$7.7
Fifth Season Investments LLC(1)	4.9
KPCI Holdings, L.P.	4.2
Amergin Asset Management, LLC	1.6
Alera Group, Inc.	(1.4)
When I Work, Inc.	(1.5)
ConAir Holdings LLC	(1.7)
Cornerstone OnDemand, Inc.	(2.2)
KPSKY Acquisition, Inc. (dba BluSky)	(3.0)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(3.1)
Walker Edison Furniture Company LLC(1)	(6.6)
Total	$(1.1)
______________
(1)Portfolio company is a non-controlled, affiliated investment.

For the nine months ended September 30, 2023, the net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.7% as of December 31, 2022. The primary drivers of our portfolio's unrealized gain was due to current market conditions, including credit spreads tightening across the broader markets, increase in fair value of certain equity investments, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Remaining Companies	$12.7
Walker Edison Furniture Company LLC	9.2
CD&R Value Building Partners I, L.P. (dba Belron)	5.3
Muine Gall, LLC	2.5
Asurion, LLC	2.3
ConAir Holdings LLC	1.7
Packaging Coordinators Midco, Inc.	1.6
Denali Buyerco, LLC (dba Summit Companies)	1.3
Elliott Alto Co-Investor Aggregator L.P.	(2.1)
Notorious Topco, LLC (dba Beauty Industry Group)	(3.2)
Cornerstone OnDemand, Inc.	(3.3)
Total	$28.0

Net Realized Gains (Losses)
The table below presents the composition of realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(8.3)	$0.2	$(11.7)	$(11.2)
Net realized gain (loss) on foreign currency transactions	(0.1)	0.0	(0.9)	(0.1)
Net realized gain (loss)	$(8.4)	$0.2	$(12.6)	$(11.3)
Realized Gross Internal Rate of Return
Since we began investing in 2020 through September 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.4% (based on total capital invested of $1.97 billion and total proceeds from these exited investments of $2.33 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2024, our asset coverage ratio was 176%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2024, taken together with our available debt capacity of $367.6 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2024, we had $151.3 million in cash. During the nine months ended September 30, 2024, cash used in operating activities was $517.5 million, primarily as a result of funding portfolio investments of $1.90 billion, partially offset by sales and repayments of $1.28 billion and other operating activity of $92.7 million. Lastly, cash provided by financing activities was $527.4 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $681.2 million, partially offset by distributions paid of $153.8 million.
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
There were no sales of the Company’s common stock during the nine months ended September 30, 2024 and 2023.
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
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of our common stock that was outstanding prior to the Exchange Listing was released from each of the First, Second and Third Lock-Up Periods. On May 29, 2024, the Board of Directors waived the transfer restrictions with respect to 19,491,245 shares of our common stock, effective June 5, 2024, and as a result, approximately half of each shareholder’s shares that would otherwise become freely tradeable upon expiration of the First Lock-Up Period became freely tradeable on June 5, 2024. On July 23, 2024, the First Lock-Up Period expired and on October 18, 2024, the Second Lock-Up Period expired. Generally, all of our common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
If the Mergers are consummated before January 24, 2025, any portion of the Company's Common Stock outstanding prior to the Mergers subject to transfer restrictions (or “lock-ups”) will have the transfer restrictions waived immediately prior to the Effective Time.
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2024:

	September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	October 15, 2024	$0.35
January 12, 2024 (special dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.35
January 12, 2024 (special dividend)	May 31, 2024	June 14, 2024	$0.06
January 12, 2024	March 29, 2024	April 15, 2024	$0.35
On January 12, 2024, the Board declared, in addition to the $0.06 special dividend paid on June 14, 2024 and September 13, 2024, three special dividends of $0.06 per share, payable on or before December 13, 2024, March 14, 2025 and June 13, 2025 to shareholders of record as of November 29, 2024, February 28, 2025 and May 30, 2025.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 12, 2024	August 30, 2024	September 13, 2024	30,225	(1)
May 7, 2024	June 28, 2024	July 15, 2024	266,530	(1)
January 12, 2024	May 31, 2024	June 14, 2024	39,272	(1)
January 12, 2024	March 29, 2024	April 15, 2024	225,003
November 7, 2023	December 29, 2023	January 31, 2024	313,887
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	276,147
February 21, 2023	March 31, 2023	May 15, 2023	809,043
November 1, 2022	December 31, 2022	January 31, 2023	762,549
Repurchase Program
In connection with the Exchange Listing, the Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $100 million of shares of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Program will terminate 12-months from the date of the Exchange Listing. During the nine months ended September 30, 2024, the Company did not repurchase issued and outstanding shares.
Debt
Aggregate Borrowings

Debt obligations consisted of the following as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$600,000	$295,580	$304,420	$(7,186)	$288,394
SPV Asset Facility I	$525,000	$525,000	$—	$(5,597)	$519,403
SPV Asset Facility II	$350,000	$350,000	$—	$(1,212)	$348,788
SPV Asset Facility III	$300,000	$220,000	$63,163	$(2,223)	$217,777
CLO XIV	$260,000	$260,000	$—	$(1,780)	$258,220
2027 Notes	$325,000	$325,000	$—	$(2,102)	$322,898
July 2025 Notes	$142,000	$142,000	$—	$(441)	$141,559
July 2027 Notes	$250,000	$250,000	$—	$(2,023)	$247,977
Series 2023A Notes	$100,000	$100,000	$—	$(864)	$99,136
Total Debt	$2,852,000	$2,467,580	$367,583	$(23,428)	$2,444,152
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$575,000	$118,119	$456,881	$(8,188)	$109,931
SPV Asset Facility I	$525,000	$265,000	$141,856	$(6,768)	$258,232
SPV Asset Facility II	$350,000	$320,000	$13,558	$(1,633)	$318,367
CLO XIV	$260,000	$260,000	$—	$(1,900)	$258,100
2027 Notes	$325,000	$325,000	$—	$(2,698)	$322,302
July 2025 Notes	$142,000	$142,000	$—	$(851)	$141,149
July 2027 Notes	$250,000	$250,000	$—	$(2,548)	$247,452
Series 2023A Notes	$100,000	$100,000	$—	$(1,037)	$98,963
Total Debt	$2,527,000	$1,780,119	$612,295	$(25,623)	$1,754,496
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,577	$29,668	$121,566	$85,204
Amortization of debt issuance costs	1,913	1,436	5,409	4,152
Total Interest Expense	$48,490	$31,104	$126,975	$89,356
Average interest rate	7.1%	6.8%	7.1%	6.6%
Average daily borrowings	$2,576,811	$1,707,803	$2,261,346	$1,713,355

Senior Securities
The table below presents information about our senior securities as of the following periods.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$228.8	$2,250	—	N/A
Revolving Credit Facility
September 30, 2024 (Unaudited)	$295.6	$1,765	—	N/A
December 31, 2023	$118.1	$2,059	—	N/A
December 31, 2022	$144.4	$2,066	—	N/A
December 31, 2021	$215.7	$2,331	—	N/A
SPV Asset Facility I
September 30, 2024 (Unaudited)	$525.0	$1,765	—	N/A
December 31, 2023	$265.0	$2,059	—	N/A
December 31, 2022	$500.0	$2,066	—	N/A
December 31, 2021	$575.0	$2,331	—	N/A
SPV Asset Facility II
September 30, 2024 (Unaudited)	$350.0	$1,765	—	N/A
December 31, 2023	$320.0	$2,059	—	N/A
December 31, 2022	$320.0	$2,066	—	N/A
December 31, 2021	$135.0	$2,331	—	N/A
SPV Asset Facility III
September 30, 2024 (Unaudited)	$220.0	$1,765	—	N/A
CLO XIV
September 30, 2024 (Unaudited)	$260.0	$1,765	—	N/A
December 31, 2023	$260.0	$2,059	—	N/A
2027 Notes
September 30, 2024 (Unaudited)	$325.0	$1,765	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2023	$325.0	$2,059	—	N/A
December 31, 2022	$325.0	$2,066	—	N/A
December 31, 2021	$325.0	$2,331	—	N/A
July 2025 Notes
September 30, 2024 (Unaudited)	$142.0	$1,765	—	N/A
December 31, 2023	$142.0	$2,059	—	N/A
December 31, 2022	$142.0	$2,066	—	N/A
July 2027 Notes
September 30, 2024 (Unaudited)	$250.0	$1,765	—	N/A
December 31, 2023	$250.0	$2,059	—	N/A
December 31, 2022	$250.0	$2,066	—	N/A
Series 2023A Notes
September 30, 2024 (Unaudited)	$100.0	$1,765	—	N/A
December 31, 2023	$100.0	$2,059	—	N/A
Promissory Note(6)
December 31, 2022	$—	$2,066	—	N/A
December 31, 2021	$—	$2,331	—	N/A
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
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Availability Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 20, 2029 (the “SPV Asset Facility III Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
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
Debt Securitization Transactions
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents the outstanding commitments we had to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	$6,864	$51
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	10,210	887
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	6,471	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	14,069	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	8,517	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	1,358	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	849	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	928
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	305
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,245	1,528
AmeriLife Holdings LLC	First lien senior secured revolving loan	909	909
Anaplan, Inc.	First lien senior secured revolving loan	1,944	1,944
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	1,352
Apex Service Partners, LLC	First lien senior secured revolving loan	301	533
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1,985	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1,456	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	573	2,292
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	711	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	141	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	367	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Associations, Inc.	First lien senior secured delayed draw term loan	7,380	3
Associations, Inc.	First lien senior secured revolving loan	5,913	3,437
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	7,723
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	8,082
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	858
Avalara, Inc.	First lien senior secured revolving loan	2,727	2,727
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	81	153
AWP Group Holdings, Inc.	First lien senior secured revolving loan	127	99
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	962	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	428	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	2,792	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	3,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	199	358
Bamboo US BidCo LLC	First lien senior secured revolving loan	513	513
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10,036	12,143
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,635	3,889
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	727	523
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	436	436
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	993	993
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	9,454	4,459
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	1,576	4,165
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	—	4,245

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	3,461	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
CivicPlus, LLC	First lien senior secured revolving loan	1,035	683
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	3,807	3,807
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,533	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	3,831	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	2,840	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	2,840	—
Denali Buyerco, LLC (dba Summit Companies)	First lien senior secured revolving loan	6,080	6,080
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	1,642	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	2,299	—
DuraServ LLC	First lien senior secured delayed draw term loan	8,088	—
DuraServ LLC	First lien senior secured revolving loan	4,345	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	99	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,564
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	4,630
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	1,781
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80

Portfolio Company	Investment	September 30, 2024	December 31, 2023
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	1,227	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	767	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	4,815	4,815
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	5,409	—
Finastra USA, Inc.	First lien senior secured revolving loan	669	916
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	9,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,645	2,288
Fortis Solutions Group, LLC	First lien senior secured revolving loan	2,309	2,991
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	3,119	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	1,055	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	52	726
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	35	463
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,852	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	463	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	185	185
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	7,231	—
Galls, LLC	First lien senior secured revolving loan	2,356	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	636	3,972

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Gehl Foods, LLC	First lien senior secured delayed draw term loan	1,694	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,674	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	7,788	7,500
Granicus, Inc.	First lien senior secured revolving loan	1,371	939
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	327	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	215	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	4,298	4,298
Hissho Parent, LLC	First lien senior secured revolving loan	927	70
Hyland Software, Inc.	First lien senior secured revolving loan	678	678
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,069	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	439
Ideal Image Development, LLC	First lien senior secured revolving loan	244	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	7,219	5,419
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3,497	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	704	704
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	322	503
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,222	1,599
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,522	397
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	317	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	259	218
Kaseya Inc.	First lien senior secured delayed draw term loan	362	456
Kaseya Inc.	First lien senior secured revolving loan	365	365

Portfolio Company	Investment	September 30, 2024	December 31, 2023
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2,753	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	826	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	2,316	2,316
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	263
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	237	237
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	1,465	1,172
Lignetics Investment Corp.	First lien senior secured revolving loan	382	1,275
Litera Bidco LLC	First lien senior secured delayed draw term loan	942	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	740	—
Litera Bidco LLC	First lien senior secured revolving loan	421	—
LSI Financing 1 DAC	Preferred equity	9,554	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	4,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	3,052	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	1,657	1,492
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	497	387
Medline Borrower, LP	First lien senior secured revolving loan	—	1,847
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,404	5,106
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,008	471
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,859	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	4,835	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	3,026	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,539	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	585	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	304	390
Natural Partners, LLC	First lien senior secured revolving loan	170	170
Nelipak Holding Company	First lien senior secured delayed draw term loan	2,430	—
Nelipak Holding Company	First lien senior secured revolving loan	1,124	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	4,966	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	926	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	5,399
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,851	4,202
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	1,145
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	1,472	—
Park Place Technologies, LLC	First lien senior secured revolving loan	927	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,175	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,837	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	3,322	3,322
PetVet Care Centers, LLC	First lien senior secured revolving loan	3,487	3,486
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,552	1,552
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,701	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	1,637	—
Pluralsight, LLC	First lien senior secured revolving loan	655	289

Portfolio Company	Investment	September 30, 2024	December 31, 2023
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	647	1,725
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	2,014	2,014
Premise Health Holding Corp.	First lien senior secured revolving loan	1,776	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	7,435	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,758	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,381	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Relativity ODA LLC	First lien senior secured revolving loan	2,109	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	3,082	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,699	1,167
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	2,179	2,179
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	973	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	973	—
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	370	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	84	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	668	703
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	189
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	2,056	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	—	356
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	7,839	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Sonny's Enterprises, LLC	First lien senior secured revolving loan	4,722	4,491
Spotless Brands, LLC	First lien senior secured revolving loan	522	1,023
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	916	268
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,643	3,508
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	735	294
The Shade Store, LLC	First lien senior secured delayed draw term loan	9,170	—
The Shade Store, LLC	First lien senior secured revolving loan	2,039	2,127
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	582	1,255
Troon Golf, LLC	First lien senior secured delayed draw term loan	6,248	—
Troon Golf, LLC	First lien senior secured revolving loan	3,124	5,405
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	9,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,664	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	3,412	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	1,333	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	25,309	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	2,184	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	4,367	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	167	2,083
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	500	500
Zendesk, Inc.	First lien senior secured delayed draw term loan	5,857	5,857
Zendesk, Inc.	First lien senior secured revolving loan	2,412	2,412
Total Unfunded Portfolio Company Commitments		$511,070	$262,051
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
We had raised approximately $1.76 billion in total Capital Commitments from investors, of which $62.4 million is from entities affiliated with or related to the Adviser. As of June 16, 2022, all Capital Commitments had been drawn.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2024 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	295.6	—	—	295.6	—
SPV Asset Facility I	525.0	—	—	525.0	—
SPV Asset Facility II	350.0	—	350.0	—	—
SPV Asset Facility III	220.0	—	—	220.0	—
CLO XIV	260.0	—	—	—	260.0
2027 Notes	325.0	—	325.0	—	—
July 2025 Notes	142.0	142.0	—	—	—
July 2027 Notes	250.0	—	250.0	—	—
Series 2023A Notes	100.0	—	—	100.0	—
Total Contractual Obligations	$2,467.6	$142.0	$925.0	$1,140.6	$260.0

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
We invest in Credit SLF, Amergin AssetCo, Fifth Season and LSI Financing, affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
On August 7, 2024, the Company entered into the Merger Agreement. Refer to “Note 12. Pending Merger with Blue Owl Capital Corporation” for a discussion of the Merger.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
SPV Asset Facility II Amendment
On October 10, 2024, ORCC III Financing II and we entered into the Amendment No. 2 (the “Amendment”), which amended that certain loan financing and servicing agreement, dated as of December 2, 2021, as amended by Amendment No. 1, dated as of February 18, 2022, by and among ORCC III Financing II, as borrower, us, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and Alter Domus (US) LLC, as collateral custodian. Among other changes, the Amendment: (i) replaced Alter Domus (US) LLC with State Street Bank and Trust Company as collateral custodian, (ii) increased the facility amount from $350.0 million to $500.0 million, (iii) extended the Revolving Period to December 2, 2027 and the Facility Termination Date to December 2, 2029, (vi) added the ability to draw in CAD, Euro and GBP and (vii) amended the reduction fee schedule and certain facility fees and expenses.
Distributions Declared
On November 5, 2024, the Board declared a third quarter 2024 regular dividend of $0.35 per share, payable on or before January 15, 2025 to shareholders of record as of December 31, 2024.
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
As of September 30, 2024, 97.3% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, and CLO XIV bear interest at variable interest rates with interest rate floors of 0.0%. The 2027 Notes, July 2025 Notes, July 2027 Notes and Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to a 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$114,760	$49,517	$65,243
Up 200 basis points	$76,507	$33,012	$43,495
Up 100 basis points	$38,253	$16,506	$21,747
Down 100 basis points	$(38,253)	$(16,506)	$(21,747)
Down 200 basis points	$(76,507)	$(33,012)	$(43,495)
Down 300 basis points	$(114,760)	$(49,517)	$(65,243)
________________
(1)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.
Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, “ITEM 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the third quarter 2024, pursuant to our dividend reinvestment plan, we purchased 296,755 shares of our common stock in the open market, at a weighted average price of $14.97 per share, for distribution to stockholders of record as of June 28, 2024 and August 30, 2024 for the second quarter dividend and special third quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Officer
On November 5, 2024, our Board appointed Jonathan Lamm, our Chief Financial Officer, to serve as our Chief Operating Officer effective as of November 11, 2024. Mr. Lamm will continue in his role as Chief Financial Officer. The role of Chief Operating Officer was previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, by and among Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Cardinal Merger Sub Inc., and, solely for the limited purposes set forth therein, Blue Owl Credit Advisors LLC and Blue Owl Diversified Credit Advisors LLC, dated as of August 7, 2024 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 7, 2024).

3.1
Articles of Amendment and Restatement, dated March 23, 2020, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
**Furnished herein.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation III

Date: November 6, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Capital Corporation III

Date: November 6, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer